Form 10-K
period 1994-01-02
ARVIN INDUSTRIES INC
filed 1994-03-31
CIK 7636

SECURITIES AND EXCHANGE
                        COMMISSION
                        Washington, D.C.
                        20549
                               FORM 10-K
(Mark One)
    [   X   ]         ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF
THE SECURITIES EXCHANGE
                         ACT OF 1934
          For the fiscal year ended January 2, 1994

    [        ]      TRANSITION REPORT PURSUANT TO SECTION
13 OR 15(d)
OF THE SECURITIES EXCHANGE
                         ACT OF 1934

                Commission File Number 1-302

                   ARVIN INDUSTRIES, INC.
        (Exact name of Registrant as specified in its
          charter)
 Indiana                                                     35-0550190
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

 One Noblitt Plaza, Box 3000
 Columbus, IN                                                      47202-3000
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (812) 379-3000

Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of Each Exchange
Title of Each Class                                       on Which Registered

Common Shares par value                               New York Stock Exchange
$2.50 (voting), together with                          Chicago Stock Exchange
Preferred Share Purchase Rights

7.5 percent Convertible Subordinated Debentures
 due 2014                                             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                            None

Indicate by check mark whether the Registrant
(1) has filed all reports required to be filed
by Section 13 or 15(d) of the
Securities Exchange Act of 1934
during the preceding 12 months
(or for such shorter period that
the Registrant was required to
file such reports), and (2) has
been subject to such filing
requirements for the past 90
days.  Yes X       No         .

The aggregate market value of the voting stock held by non affiliates of the Registrant was $718,961,880 as of February
6, 1994.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form
10-K or any amendment to Form 10-K.   [      ]

As of February 24, 1994, the Registrant had outstanding
22,134,813 Common Shares (excluding treasury shares), $2.50
par value.
                   Documents Incorporated By Reference
                   -----------------------------------

Selected portions of the Definitive Proxy             Incorporated into Parts
Statement for the Annual Meeting of                   III & IV
Shareholders to be held April 14, 1994.



                          Index to Annual Report
                             on Form 10-K
                    Fiscal Year Ended January 2, 1994



                           Part I
Item 1. -- Business
Item 2. -- Properties
Item 3. -- Legal Proceedings
Item 4. -- Submission of Matters to a Vote of Security Holders

                           Part II
Item 5. -- Market for Registrant's Common Equity and Related Shareholder
            Matters
Item 6. -- Selected Financial Data
Item 7. -- Management's Discussion and Analysis of Financial Condition
            and Results of Operations
Item 8. -- Financial Statements and Supplementary Data
Item 9. -- Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                          Part III
Item 10. -- Directors and Executive Officers of the Registrant
Item 11. -- Executive Compensation
Item 12. -- Security Ownership of Certain Beneficial Owners and Management
Item 13. -- Certain Relationships and Related Transactions

                           Part IV
Item 14. -- Exhibits, Financial Statement Schedules and Reports on Form 8-K

                            Other

Signatures

                           PART I

ITEM 1. BUSINESS

  As used in this report, the term "Registrant", "Arvin", "Management" or "Company" means Arvin Industries, Inc. and its subsidiaries, unless the context otherwise requires.

  Arvin is a diversified international manufacturing company supplying automotive parts and a variety of other products and services through ten operating entities in the U.S.
and numerous other parts of the world.

  Since its founding in 1919 Arvin has grown through internal development, acquisition and joint venture opportunities. In recent years, the Company's strategy has been to strengthen
its automotive parts businesses by achieving a balance
between sales to both original equipment manufacturers and
replacement parts suppliers on a   global basis. In
September, 1989 the Company purchased 75 percent of AP Amortiguadores of Spain ("APA"). APA is a leading
European manufacturer of automotive original equipment ride control products. In 1990 the Company acquired Tubauto's engine manifold and exhaust tube business located in France, as well as a 40 percent interest in a new joint venture, Arvin-Tubemakers Pty
Ltd., an Australian manufacturer of original equipment exhaust systems. During the second quarter of 1992, the Company acquired a 50 percent interest in Schmitz & Brill
GmbH, a German-based automotive parts manufacturer.  The
Company completed three strategic alliances during the third quarter of 1993. First, the Company's Calspan subsidiary was merged with Space Industries, Inc. The Company owns approximately 70 percent of the new company, Space
Industries International, Inc. Second, the Company acquired a 49.9 percent interest in Way Assauto S.r.l. located in Asti, Italy. Way Assauto manufactures shock absorbers,
MacPherson struts and related parts and stampings for the original equipment market. Finally, the Company formed a 50/50 replacement market exhaust joint venture with Sogefi
S.p.A. located in Mantova, Italy. The new venture includes
Sogefi's formerly wholly owned subsidiaries Etablissements
Rosi, with manufacturing and distribution facilities in France, and Ansa Marmitte, with manufacturing and distribution facilities in Italy, and a portion of the operating assets of the Company's Timax business unit. These acquisitions continue the strategic focus of increasing the Company's presence in global automotive parts markets.

  During the second quarter of 1989, the Company adopted a formal plan to dispose of the ArvinAir division, a manufacturer of evaporative cooling products, portable electric heaters and wind turbine home attic ventilators. The sale of this business was completed during January 1991. The impact of this divestiture is not material to the Company's consolidated financial results.

  Additional information on the above events is contained in NOTE 2 located at item 8 herein.

Operations

A. Business Segments

  The Company's products and services are classified based upon four primary market segments served: Automotive Original
Equipment, Automotive Replacement, Technology and Industrial.

  Manufacturing facilities for the Automotive Original
Equipment, Automotive Replacement and Industrial segments are located in the United States, Canada, Mexico, France, Brazil,
South Africa, The Netherlands, Spain, Italy and the United Kingdom, and incorporate highly mechanized production lines for stamping, welding, assembling, testing, laminating, coil coating, rubber molding, and brass forming.

  Principal raw materials for these three segments are stainless, aluminized, galvanized, cold-rolled and vinylclad steel; aluminum sheets; and paint, brass, rubber, oil and zinc, all of which are available from a number of primary suppliers.

Automotive Original Equipment:

  Principal products of the Automotive Original Equipment segment are exhaust systems (mufflers, exhaust and tail pipes, catalytic converters, tubular manifolds), ride control products (shock absorbers and MacPherson struts), gas springs, vacuum actuators, metal tubular parts, coated coil steel, press-molded thermoplastics, various other vinyl metal stampings, and both tube and tubeless tire valves.

  Arvin is a leading producer of original equipment exhaust systemssold to Ford, General Motors, Chrysler, Diamond-Star Motors and Mazda. The Company's Cheswick business unit is a leading producer of original equipment exhaust systems sold to Ford (Europe), Volvo, Jaguar, Seat and Nissan. Additionally, the Company's joint venture with Sango Co., Ltd. of Japan supplies exhaust systems for Toyota and Nummi Motors (GM/Toyota) vehicles manufactured in the United States and Canada. The Company's Way Assauto joint venture supplies shock absorbers to Fiat vehicles manufactured in Italy. The Company is also a major supplier of catalytic converters to Chrysler and supplies original equipment shock absorbers to Ford, Chrysler and Nissan in the United States.
The Company's APA subsidiary also supplies ride control products to European automotive original equipment market customers Ford, Renault, Seat and Nissan.

  In addition to exhaust systems and ride control products, Arvin also supplies parts for the Automotive Original
Equipment segment. Arvin's Roll Coater subsidiary is a leading independent coater of coil steel which is used in fabricating automobile and truck body parts. Schrader Automotive Inc.
("Schrader") is a leading worldwide producer of valves for pneumatic tires and inner tubes sold directly to automobile, truck and tire manufacturers. Arvin also produces a variety of decorative interior and exterior trim parts, stampings and vinyl-metal laminates, diesel engine oil pans and other fabricated metal parts for manufacturers of both automobiles and heavy-duty trucks and also produces press molded thermoplastics and other assembled metal components for original equipment applications.

  The majority of the Company's products sold in this segment are handled by Arvin sales staff located throughout the U.S.
and Europe.

Automotive Replacement:

  Principal products of the Automotive Replacement segment include replacement mufflers, exhaust and tail pipes, catalytic converters, shock absorbers, MacPherson struts, gas springs, brake and front-end parts, tire valves and accessories.

  Through Maremont Exhaust, Timax Exhaust Systems (formerly Bainbridge), Etablissements Rosi and Ansa Marmitte, the Company is a leading worldwide manufacturer and supplier of replacement exhaust systems and through Gabriel Ride Control the Company is a leading North
American manufacturer and supplier of replacement shocks and other ride control products. Products are marketed under both customers' private labels as well as under the Company's own brand names: "Maremont", "Cherry Bomb", "TIMAX",
"Truckmaster" and "Romax" for mufflers, "Gabriel" for shock absorbers and "Strong Arm" for gas springs. Maremont Exhaust and Gabriel Ride Control distribute their products through mass merchandisers (e.g. Sears, K-Mart), installers (e.g.
Meineke, Firestone) and wholesale distributors (e.g. Parts
Inc., Carquest). In Europe, significant customers for Timax
Exhaust Systems include KwikFit and Partco.

  Schrader is a worldwide leading supplier of tire valves and related accessories to the replacement parts market. Schrader products, which enjoy strong brand name recognition, are sold through a broad range of distribution channels, including automotive warehouse distributors and mass merchandisers.

  All products in this segment are sold by a combination of the Company's own sales force and independent manufacturer's representatives.

Technology:

  In the Technology segment, the Company's merger of its Calspan subsidiary with Space Industries, Inc. resulted in the Company owning approximately 70 percent of the new Space
Industries International, Inc. (SIII). The Calspan business unit of SIII performs research, development and testing services on a contract basis for both government (primarily the Air Force, the National Aeronautics and Space
Administration, the Navy and the Department of Transportation) and industry. Services include development and evaluation of aerodynamics, automobile crash testing and accident research, tire performance, restraint systems, aircraft systems, electronic systems analysis, surface and laser chemistry, non-destructive material evaluation, and networked computer systems. Calspan also manufactures sophisticated electronic monitoring systems, manages government-owned research facilities on a fixed-term contract basis, and operates its own wind tunnel and flight training simulators.
The Space Industries business unit of SIII develops and designs products and services primarily for aerospace applications.

   Facilities for SIII are located in the U.S. SIII employs primarily scientists and other research-oriented employees.

Industrial:

 In the Industrial segment, Roll Coater supplies pre-coated coils of steel and aluminum to manufacturers of preengineered buildings, office furniture, metal shelving and housings for refrigerators, washers and dryers. Roll Coater also has a metal embossing line which enables it to offer embossed designs on prepainted finishes such as metal garage and refrigerator doors. The Industrial segment also produces vinylmetal laminate wraps to customer specifications for use in such products as cabinets for consumer appliances and electronic components.

  Schrader provides the Industrial segment with valves and valve cores for various commercial applications. In addition, Gabriel Ride Control supplies customers in this segment with special application shock absorbers.

  The Company's products in this segment are marketed by the Arvin sales staff and/or independent manufacturers' representative organizations located throughout the U.S.

  Selected information by business segment is contained in
NOTE 13 located at item 8 herein.

B. Number of Employees

  Currently the Company has approximately 15,900 employees.

C. Competition and Customer Relationships

 Each of the business segments in which the Company engages is highly competitive. Customer loyalty developed through longstanding relationships is a primary element of competition. The
Company's longstanding relationships with its principal customers has been dependent upon the Company's ability to meet such customers' quantity and quality requirements in a timely manner.

  The loss of a principal customer, or a significant decline in the requirements for the Company's products (resulting, for example, from a prolonged strike against the customer) could have a materially adverse effect on the operating results or financial condition of the Company. In 1993, the Company had sales to three customers that equaled or exceeded
10% of its consolidated net sales, Ford Motor Company-15.2 percent, General Motors-10.2 percent, and the U.S. Government-10.0 percent.

    In the OE segment, the Company competes with vehicle manufacturers and independent suppliers. The Company believes that it is the leading supplier among four major competitors in the North American OE exhaust systems market and one of the leaders among nine major competitors in Western Europe. For OE ride control products, the Company believes that it is one of the three largest suppliers in the North American market and one of seven major suppliers in Western Europe. The Company believes that it is the leading worldwide supplier of OE tubeless tire valves.

  The Company also competes with vehicle manufacturers and independent suppliers in the Replacement segment. The Company believes that it is one of four primary suppliers in the North American replacement exhaust systems market and the leader of five major suppliers in western Europe. The Company is one of two major suppliers in the North American replacement ride control products market and is one of several suppliers in western Europe. The Company believes that it is the leading worldwide supplier of Replacement tire valves.

  The customer base for the Company's products in its Industrial segment (non-automotive derivatives of products sold in the OE and Replacement segments; vinyl-metal laminates; precoated steel coils) is large and the market is highly fractionalized. As a result, it is not possible for the Company to estimate its market position in this segment.

In the Technology segment the Company competes with numerous private contractors for the research, development, testing and evaluation business of federal government agencies. Business in this segment is generally obtained through sole sourced negotiated contracts, competitive bidding on fixed-price or cost-plus fixed-fee service contracts and research and development contracts or cost plus award fee contracts for the management and operation of government-owned research and testing facilities. Because of the nature of government contracting, it is not possible for the Company to estimate its market position in this segment.

D. Regulations

 United States air pollutant emissions as well as acoustical emissions are controlled by government regulations that, coupled with mandated fuel economy improvements, continue to affect Arvin. Over the near term the Company does not anticipate any regulatory changes that will materially impact the use of catalytic converters in the United States.

  European air pollutant emissions regulations continue to become more stringent and are currently on a country by country basis. The Company anticipates that the European Community will continue to phase in emission control standards in the future. Such emission control regulations will mandate the use of catalytic converters and/or other emissions control devices, and should have a positive impact on the results of operations for the Company.

  Arvin believes its facilities either comply with applicable environmental control regulations or remedial action is being taken to bring such facilities into compliance. While Arvin does not believe that continuing compliance will have a material effect on its competitive condition, some additional capital expenditures and other expenses will be required to maintain compliance with such regulations.

E. Patents

  The Company owns a considerable number of patents and patent applications which are, in its judgment, adequate for, but not essential to, the conduct of its businesses.

ITEM 2. PROPERTIES

   The Company has manufacturing facilities, distribution outlets, sales offices and research centers located throughout the world.

Automotive Original Equipment:

 The Company utilizes approximately 4,391,000 square feet to conduct its business activities related to the OE segment.

 Principal manufacturing facilities in the United States are located in Columbus, Indiana, Franklin, Indiana, Greenwood, Indiana, Dexter, Missouri, Fayette, Alabama and Pulaski, Tennessee. The facilities in Columbus, Indiana and Franklin, Indiana are owned while the other principal manufacturing facilities are leased (capital leases financed by industrial revenue bonds). Principal sales offices for this segment are leased in Rochester Hills, Michigan.

  Although productive capacity in the United States automotive industry exceeds demand, the Company's original equipment facilities are currently nearly fully utilized. Due to the cyclical nature of the automotive industry, anticipated growth in the Company's volume should utilize any excess capacity.

  Principal manufacturing facilities outside of the United States are located in the United Kingdom, Spain, The Netherlands, Italy and Canada. Additional manufacturing activities are conducted in South Africa, France, Brazil and Mexico. The Company's facilities in these countries are adequate for its current level of business. While most facilities are nearly fully utilized, some European facilities have excess capacity. In order to meet increased catalytic converter demand in Europe, the Company has constructed a second European converter plant in The Netherlands.

Automotive Replacement Parts:

 The Company utilizes approximately 3,634,000 square feet of space to conduct its Replacement parts business.

  Principal manufacturing facilities located within the United States are in Loudon, Tennessee, Chickasha, Oklahoma and Pulaski, Tennessee. These facilities are nearly fully utilized and provide the Company adequate productive capacity. Also, the United States Replacement operations lease a warehouse in Utah from which its products are distributed. The Company no longer utilizes warehouses that charge a volume based fee. Warehouses previously utilized currently purchase inventory outright as independent customers.

  Principal Manufacturing facilities located outside the U.S. are in the United Kingdom and Canada. Other manufacturing activities are conducted in Italy, South Africa, France and Brazil. The major distribution center, in Blackpool, England, is leased as are many other smaller distribution centers in the United Kingdom and The Netherlands. The Company considers these facilities adequate to conduct its business.

Technology:

  The Company utilizes approximately 1,639,000 square feet to conduct its research and testing activities. Approximately 51% of the square footage used is provided by the U. S. government while about 30% is owned and the remainder is leased. Research Centers are located in New York, Virginia, Massachusetts, California, Texas, Florida, Pennsylvania, Ohio, Alabama and Tennessee. The Company's research centers are nearly fully utilized and are considered adequate and suitable for conducting its research activities.

Industrial:

  The Company utilizes 766,000 square feet to conduct business activities related to this segment. Principal manufacturing facilities are located in Kingsbury, Indiana, Greenfield, Indiana and Columbus, Indiana. Additional manufacturing activities are conducted in Monroe, North Carolina and France. These facilities are nearly fully utilized and adequate for conducting the current level of business.

ITEM 3. LEGAL PROCEEDINGS

  As previously reported, the Company is defending legal actions arising from the May 1987 sale of Saco Defense Inc.
("Saco"), a former Maremont subsidiary, to Chamberlain Mfg.
Corporation ("Chamberlain"), a subsidiary of Duchossois
Industries, Inc.

  One suit, filed by Chamberlain, is based on assertions that there were at the time of the stock sale known defects in products manufactured by Saco under contracts with the Air Force. On
December 15, 1993, an order was entered dismissing the Company as a defendant in this case, but Maremont still remains a defendant.

  Chamberlain also made a so-called "Voluntary Disclosure" to the United States Government regarding the alleged product defects, as a result of which a jury investigation was conducted in Portland, Maine. It is the Company's understanding that the grand jury has expired and that no indictments were returned against any present or former Maremont or Saco employees.

  Chamberlain filed a further suit against the Company and Maremont in January, 1992, also in the United District Court for the Northern District of Illinois, alleging that the Company failed to disclose Saco's liability for certain workers' compensation claims outstanding at the date of sale. Formal discovery is in the final stages in this case and has been completed in the product defects lawsuit. No trial date has been set in either case.

  In December, 1991 the United States Government filed a civil suit against Maremont in the United States District
Court for the District of Maine asserting claims under the False Claims Act based upon Saco's alleged knowing shipment of defective products under the aforesaid Air Force contracts, asking $9 million in damages. This lawsuit was settled in 1992.

 The Company is also defending various environmental claims and legal actions that arise in the normal course of business, including matters in which the Company has been designated a potentially responsible party at certain waste disposal sites or has been notified that it may be a potentially responsible party at other sites as to which no proceedings have been initiated. Neither the remediation method, amount of remediation costs nor the allocation among potentially responsible parties has been determined at the majority of these sites. At some of these sites the information currently available leads the Company to believe it has very limited or even de minimis responsibility.
 At the Company's former Platt Saco Lowell operations, the Company is a participant with the EPA and the current owner in a corrective action proceeding under the Resource Conservation and Environmental Recovery Act. Ground water and surface treatment facilities have been installed as interim measures. A final phase remediation feasibility study is expected to commence in 1994 to identify potential remediation alternatives and related cost estimates. Pending completion of such study the Company does not possess sufficient information to reasonably estimate its remediation costs at Platt Saco Lowell beyond provisions already recorded.

 The Company has provided for reasonably estimable costs of study, cleanup, remediation and certain other environmental matters, taking into account, as applicable, available information regarding site conditions, potential cleanup methods and the extent to which other parties can be expected to bear those costs. The Company does not expect that resulting liabilities beyond provisions already recorded will have a materially adverse effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Security Holders during the fourth quarter for the 1993 fiscal year.



EXECUTIVE OFFICERS OF THE REGISTRANT:


                                                                         Date First
                                                                         Elected to
     Name           Age            Offices Held                          Exec. Office
- ------------------------------------------------------------------------------------

James K. Baker       62       Chairman of the Board of Directors            1965

Byron O. Pond        57       Chief Executive Officer and President
                              (& Director)                                  1990

V. William Hunt      49       Executive Vice President
                              (& Director)                                  1980

Joe T. Atkins        65       Senior Vice President-
                              Supplier Development                          1993

Raymond P. Mack      53       Vice President-Human Resources                1993

W. Frederick Meyer   60       Vice President-Public Affairs                 1974

Richard A. Smith     48       Vice President-Finance & Chief
                              Financial Officer (& Director)                1990

Ronald R. Snyder     49       Vice President-General Counsel &
                              Secretary                                     1992


All terms of all officers of the Registrant run until their respective successors are elected and qualified.

All listed executive officers except Mr. Smith and Mr.
Snyder have been employed by the Registrant or one of its subsidiaries for the past five years. Mr. Smith joined Arvin as Treasurer of the Company in November, 1989 and became Vice President-Finance in early 1990. Previously he was Vice President and Treasurer of the May Department Store Co. and also served as Vice President and Controller of its Volume Shoe Corporation subsidiary. Mr. Snyder joined Arvin in his current capacity in December, 1992. Previously he was a partner in the Indianapolis law firm Barnes & Thornburg.



                           PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

  Arvin's Common Shares are listed on the New York Stock
Exchange and the Chicago Stock Exchange. Set forth below are the dividends declared on and the high and low sales prices of the Common Shares for each quarter during the last two fiscal years.


Market Price Ranges and Quarterly Dividends Paid


                                                      Common Shares
                                     --------------------------------------
                                                          Market Price
                                                    -----------------------
                                     Dividend          High          Low
- ---------------------------------------------------------------------------

FISCAL 1993
First Quarter                         $.19            $ 37        $ 29 3/4
Second Quarter                         .19              37 3/4      30 3/4
Third Quarter                          .19              33 3/4      26 3/4
Fourth Quarter                         .19              32          25 1/4
FISCAL 1992
First Quarter                         $.17            $ 26 1/2    $ 19 3/4
Second Quarter                         .17              27 3/8      23 5/8
Third Quarter                          .17              29 7/8      24 3/4
Fourth Quarter                         .19              32 1/4      22 3/8



  As of March 7, 1994, Arvin had 6,399 holders of record of its Common Shares.

ITEM 6. SELECTED FINANCIAL DATA


Five-Year Consolidated Financial Summary;
(Dollars in thousands except per share amounts)
- -----------------------------------------------


                                     1993          1992          1991          1990          1989 *
Operating Results (1)            ---------------------------------------------------------------------


Net sales                        $ 1,939,370   $ 1,890,184   $ 1,676,365  $ 1,687,068    $ 1,540,523
Interest expense                      38,525        40,823        44,334       45,154         42,231
Earnings                              40,341        39,896        21,632       30,519         19,667
Earnings per common share               1.81          1.70          0.73         1.21           0.70
Dividends declared:
  Preferred shares                         0         5,822         7,762        7,762          6,460
  Common shares                       16,678        13,808        12,833       12,780         12,748
  Per common share                      0.76          0.70          0.68         0.68           0.68
Average number of common
  shares outstanding                  22,311        20,054        19,094       18,822         18,866
Financial Position:
Total assets                     $ 1,246,225   $ 1,163,600   $ 1,140,129  $ 1,188,258    $ 1,118,612
Long-term debt                       433,574       390,183       334,983      317,736        332,055
Total debt                           442,537       411,020       373,756      425,241        426,981
Redeemable preferred shares             -             -          100,455      100,455        100,455
Shareholders' equity                 420,620       398,427       374,064      374,194        358,252
Book value per common share            19.04         18.45         19.59        19.75          18.91


*   SFAS 109 was adopted by the Company in 1992 by retroactively restating 1991 and 1990 reported results.
(1) From continuing operations.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS  During the third quarter of 1993, Arvin
Industries, Inc. (the Company) entered into three strategic alliances. The Company's Calspan subsidiary was merged with Space Industries, Inc. The Company owns approximately 70 percent of the new company, Space Industries International, Inc. (SIII). Additionally, the Company acquired a 49.9 percent interest in Way Assauto S.r.I., an original equipment ride control manufacturer located in Asti, Italy.
The Company also formed a 50/50 replacement market exhaust joint venture with Sogefi S.p.A. located in Mantova, Italy.
The new venture includes Sogefi's formerly wholly owned subsidiaries Etablissements Rosi and Ansa Marmitte and a portion of the operating assets of the Company's Timax business unit.

During 1992 the Company acquired a 50 percent interest in Schmitz & Brill GmbH, a German-based automotive parts manufacturer. The 1993 and 1992 transactions are consistent with the Company's strategy of increasing its presence in the worldwide automotive parts market.

DISCONTINUED OPERATIONS In 1991 the Company completed the sale of its ArvinAir subsidiary. The impact of the ArvinAir divestiture was not material to the Company's consolidated financial results.

RESULTS OF OPERATIONS 1993 sales of $1.94 billion represent a new record for the Company, exceeding 1992 sales of $1.89 billion by three percent and 1991 sales of $1.68 billion by 16 percent.


NET SALES BY BUSINESS SEGMENT
(Dollars in Millions)


                           1993           1992            1991
                        ---------      ---------        ---------

Automotive
 Original
 Equipment             $  985  51%    $  886  47%     $  745   44%
Automotive
 Replacement              627  32        680  36         612   37
Technology                211  11        211  11         214   13
Industrial                116   6        113   6         105    6
                       ------ ----    ------ ----     ------  ----
   Total               $1,939 100%    $1,890 100%     $1,676  100%
                       ------ ----    ------ ----     ------  ----

AUTOMOTIVE ORIGINAL EQUIPMENT SEGMENT SALES 1993 VS 1992 Original Equipment ("OE") segment sales increased 11 percent in 1993 over 1992. The increase in OE sales was attributable to higher North American light vehicle production, new exhaust business in North America, and increased demand for catalyst assemblies in Europe. This increase was partially offset by the unfavorable exchange rate impact of a stronger U.S. dollar, estimated at $45 million.

1992 VS 1991  OE sales increased 19 percent in 1992 over
1991. The increase in sales was attributable to increased exhaust and ride control volume, which was in part due to the nine percent increase in North American light vehicle production, new exhaust business in both North America and Europe and continued growth in catalyst sales in Europe.

AUTOMOTIVE REPLACEMENT SEGMENT SALES 1993 VS 1992 Automotive Replacement ("Replacement") segment sales decreased eight percent in 1993 from 1992. The decrease was primarily due to an unfavorable distribution channel shift and lower demand for ride control products in North America, combined with an estimated $30 million effect of a stronger U.S. dollar during the year.

1992 VS 1991 Replacement segment sales increased 11 percent in 1992 over 1991. This increase was principally the result of new ride control business and increased exhaust product demand in both North America and Europe.

TECHNOLOGY SEGMENT SALES 1993 VS 1992 Technology segment sales were flat for 1993 compared to 1992. Segment sales declined two percent during the last six months before the inclusion of post-merger Space Industries sales. Contracts awarded declined during the second half of 1993, resulting in lower realization of fourth quarter revenue.

1992 VS 1991 Technology segment sales decreased one percent in 1992 when compared to 1991. The modest decrease was primarily the result of a decline in available government contracts and the completion of several significant contracts during the year. Decreases were partially offset by increased revenues which were the result of expanded demand for technical and testing support.

INDUSTRIAL SEGMENT SALES 1993 VS 1992 Industrial segment sales increased three percent in 1993. This was primarily the result of increased coatings of metal garage doors and greater market penetration for industrial gas springs.

1992 VS 1991 Industrial segment sales increased seven percent in 1992 over 1991. Increased sales were primarily the result of new business in coated metal applications.


INCOME FROM OPERATIONS BY BUSINESS SEGMENT
(Dollars in Millions)


                               1993              1992             1991
                            ----------       -----------       -----------

Automotive
 Original
 Equipment                  $ 53   42%       $ 43   33%        $ 27   28%
Automotive
 Replacement                  54   44          66   52           52   55
Technology                     1    1           8    7           10   11
Industrial                    16   13          10    8            6    6
                            -----------      ----------        ----------
  Total                     $124  100 %      $127  100%        $ 95  100%
                            -----------      ----------        ----------

AUTOMOTIVE ORIGINAL EQUIPMENT SEGMENT INCOME 1993 VS 1992
OE segment income from operations increased 25 percent in 1993 over 1992. Productivity improvements and higher exhaust volumes in North America offset lower earnings from unconsolidated affiliates (see Note 15) and the unfavorable impact of a stronger U.S. dollar.

1992 VS 1991 OE segment income from operations for 1992 improved by 58 percent over 1991. Income from unconsolidated affiliates represented four percent of the increase in 1992. However, the primary reasons for the increase in operating profit during the period were improved exhaust product volume in both North America and Europe, the favorable mix of exhaust products sold during the year, and improved operating efficiencies.

AUTOMOTIVE REPLACEMENT SEGMENT INCOME 1993 VS 1992 Replacement segment income decreased 19 percent in 1993 from 1992. Lower volumes, an unfavorable North American ride control product mix, higher operating costs associated with reorganizing the European exhaust business, and the effect of a stronger U.S. dollar all negatively impacted income from operations.

1992 VS 1991 Replacement segment income increased 27 percent in 1992 when compared to 1991. Income from unconsolidated affiliates represented 15 percent of the increase in 1992; however, increased profits were primarily the result of higher volumes of exhaust and ride control products, principally in North America. Increased volumes were attributable to both new customers and increased demand. Other factors favorably affecting operating profit in 1992 included favorable product mix and continued efforts to reduce operating costs worldwide.

TECHNOLOGY SEGMENT INCOME 1993 VS 1992 Technology segment income decreased 82 percent from 1992 to 1993. Lower operating profits were attributed to higher bid and proposal costs resulting from the increased competition in securing contracts, expenses associated with the merger of the Company's Calspan subsidiary with Space Industries, Inc. (see Note 2), and the expensing of actual overhead rates in excess of provisional rates billed on government contracts.

1992 VS 1991 Technology segment income declined 19 percent during 1992. The decline in operating profit reflects the completion of several significant contracts during 1992 and the changing environment in securing government contracts, in which increased competition for fewer contracts has resulted in higher proposal costs and lower margins.

INDUSTRIAL SEGMENT INCOME 1993 VS 1992 Industrial segment income for 1993 improved by 59 percent over 1992. Higher volumes in metal coatings and industrial gas springs, and improved cost containment efforts resulted in increased income from operations in 1993.

1992 VS 1991 Industrial segment income increased 82 percent in 1992 over 1991. Operating profits increased at a greater rate than did sales as a result of the effect of increased volume on fixed costs and improved operating efficiencies.

Net Income in 1993 increased one percent and 77 percent, respectively, when compared to 1992 and 1991 prior to the cumulative effect of changes in accounting principles. Lower selling, general and administrative expenses, decreased interest expense and a lower effective tax rate offset lower earnings from unconsolidated affiliates.

The Company elected the early adoption of three new accounting standards in 1992. Statements of Financial Accounting Standards (SFAS) No. 106 and 112 were adopted effective December 30, 1991 (see NOTE 8 at item 8 herein). SFAS 109 was adopted retroactively by restating reported financial information for 1991 (see NOTE 4 at item 8 herein). These changes are reflected in the accompanying financial information.

In conjunction with the changes in accounting principles under SFAS 106 and SFAS 109 the Company has recognized a deferred tax asset in the Statement of Financial Condition related to the deferred tax charges taken in accruing for postretirement benefits. The ability to recognize a deferred tax asset under SFAS 109 is a function of anticipated future taxable income. The Company considers the realization of the tax benefit to be likely and has therefore recognized the deferred tax asset in accordance with SFAS 109 (see NOTE 4 at item 8 herein).

Interest Expense in 1993 decreased $2 million from 1992 and $6 million from 1991, principally because of lower interest rates, cash flow from operations and proceeds from the sale of two million shares of common stock in the third quarter of 1992.

Other expense, net decreased $9 million in 1993 from 1992 and increased $1 million from 1991. In 1993, the decrease was primarily due to the favorable effect of lower business consolidation costs, relocation expenses and the absence of legal and environmental charges mentioned below. The primary reason for the increase in 1992 over 1991 was additional provisions for claims, litigation charges, and settlement costs related to various product and liability cases and environmental matters which the Company is defending.

EQUITY EARNINGS IN AFFILIATES The continued recession in Europe during 1993 and acquisition start up costs negatively affected earnings of the Company's European affiliates in 1993 compared to 1992. 1992 equity earnings were higher than 1991 due to increased domestic affiliates' income.

FINANCIAL CONDITION

LIQUIDITY During 1993 cash provided by operations was $104 million, compared to $136 million in 1992 and $97 million in 1991. Cash provided by operating activities in 1993 decreased 23 percent as a result of year-end fluctuations in other assets, other current assets, payables, other accrued expenses and the 1992 accrual of accrued employee benefits, due to the adoption of SFAS 106 and SFAS 112.

The current ratio increased to 1.9 at year-end 1993 from 1.7 at year-end 1992 primarily due to the pay-down of short-term debt and the elimination of current income taxes payable.
The Company's total debt to capital decreased to 48.0
percent at year-end 1993 from 50.4 percent at year-end 1992 primarily as a result of the increase in minority interest during 1993. The Company currently has in place credit facilities considered adequate to support ongoing cash requirements.

CAPITAL RESOURCES   In the fourth quarter of 1993, the
Company issued notes that resulted in proceeds of $48 million. The proceeds were used to reduce short-term debt.
In January and February, 1994 the Company called for redemption at par all of its 8 3/8 percent Notes due 1997 and completed the issue of $75 million 6 7/8 percent Notes due
2001 to fund the redemption on March 1, 1994.

OTHER CURRENT ASSETS The increase in other current assets was the result of prepaid customer tooling related to North
American O.E. business, the recognition of an income tax benefit related to the SIII merger, and the estimated payment of federal income taxes.

NON-CURRENT ASSETS Capital expenditures totaled $93 million in 1993, $101 million in 1992 and $75 million in 1991. Expenditures related to ongoing production improvements, product enhancements, manufacturing efficiencies as well as normal replacement. Planned capital expenditures for 1994 are adequate for normal replacement and consistent with projections for future sales and earnings. Near-term expenditures are expected to be funded from internally generated funds.

INVESTMENTS IN AFFILIATES The $43 million increase in investment in affiliates was primarily due to the formation of the Timax Exhaust Systems 50/50 joint venture with Sogefi S.p.A. and the acquisition of a 49.9 percent interest in Way Assauto S.r.l. (see Note 2).

Other Assets include $18.2 million related to an Industrial Space Facility (ISF). The ISF is the result of SIIIdeveloped technology necessary to design, integrate and operate a man tended orbital space facility. Until the U.S. Government makes decisions regarding the scope, schedule and cost of the anticipated International Space Station, the future economic potential of the ISF is uncertain. The ISF does not require any substantial additional engineering support at this time. The recovery of the capitalized costs is dependent on SIII's future success in selling technology, related services, or engineering designs of the ISF at profitable terms .

MINORITY INTEREST The Company completed two transactions in 1993 that resulted in an increase in minority interest. In July 1993, as a result of the merger of the Company's Calspan subsidiary with Space Industries, Inc., an approximately 30 percent minority interest was created in the resulting SIII. Also in July 1993, the Company recorded a minority interest in Timax as a result of the Company's contribution of a portion of its Timax business unit to the 50/50 joint venture formed with Sogefi S.p.A. (see Note 2).

CUMULATIVE TRANSLATION ADJUSTMENT The change in the cumulative translation account during 1993 was the result of the U.S. dollar's increased strength against foreign currencies.

LEGAL/ENVIRONMENTAL MATTERS The Company is defending various environmental claims and legal actions that arise in the normal course of business, including matters in which the Company has been designated a potentially responsible party at certain waste disposal sites or has been notified that it may be a potentially responsible party at other sites as to which no proceedings have been initiated. Neither the remediation method, amount of remediation costs nor the allocation among potentially responsible parties has been determined at the majority of these sites. At some of these sites the information currently available leads the Company to believe it has very limited or even de minimis responsibility. At the Company's former Platt Saco Lowell operations, the Company is a participant with the EPA and the current owner in a corrective action proceeding under the Resource Conservation and Environmental Recovery Act. The Company is currently performing a remedial feasibility investigation at this site to identify the types and extent of contamination. Thereafter, a corrective measures study will be conducted to identify potential remediation alternatives and related cost estimates. Pending completion of the feasibility investigation and corrective measures study, the Company does not possess sufficient information to reasonably estimate its remediation costs at Platt Saco Lowell. The Company does not expect that resulting liabilities beyond provisions already recorded will have a materially adverse effect on the Company's financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Financial Statements:

     Consolidated Statement of Operations for each of the three years in the period ended January 2, 1994
     Consolidated Statement of Financial Condition at January 2, 1994
       and January 3, 1993
     Consolidated Statement of Shareholders' Equity for each of the three years in the period ended January 2, 1994
     Consolidated Statement of Cash Flows for each of the three years in the period ended January 2, 1994
     Notes to Consolidated Financial Statements
     Report of Independent Accountants and Independent Auditors' Report

     Financial Statement Schedules:
       For each of the three years in the period ended January 2, 1994 V - Property, Plant and Equipment
     VI - Accumulated Depreciation
   VIII - Valuation and Qualifying Accounts
     IX - Short-Term Borrowings
      X - Supplementary Income Statement Information

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Financial statements of unconsolidated affiliates have been omitted because the registrant's proportionate share of the income from continuing operations before income taxes, and total assets of each such company is less than 20% of the respective consolidated amounts, and the investment in and advances to each company is less than 20% of consolidated total assets.


CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions except per share amounts)


                                             1993           1992           1991
                                         ------------   ------------    ----------

NET SALES                                  $1,939.4       $1,890.2       $1,676.4
COST AND EXPENSES:
      Cost of goods sold                    1,619.2        1,547.6        1,376.4
      Selling, operating general
           and administrative                 200.5          216.5          204.4
      Corporate general and
           administrative                      16.0           14.2           14.1
      Interest expense                         38.5           40.8           44.3
      Interest income                          (2.4)          (2.9)          (3.2)
      Other expense, net                        6.7           15.9            6.2
                                            --------       --------      ---------
                                            1,878.5        1,832.1        1,642.2
EARNINGS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                          60.9           58.1           34.2
Income taxes                                  (25.2)         (26.6)         (17.2)
Minority interest share of
  (income)/loss                                 0.6            0.5           (0.5)
Equity earnings of affiliates                   4.0            7.9            5.1
                                            --------       --------      ---------
EARNINGS FROM CONTINUING OPERATIONS            40.3           39.9           21.6

      Income from disposal of
        discontinued operations,
        net of income taxes of $0.8              -              -             1.2
                                            --------       --------      ---------
EARNINGS BEFORE EFFECT OF CHANGES
 IN ACCOUNTING PRINCIPLES                      40.3           39.9           22.8
      Effect of change in accounting
        for postretirement
        benefits other than pensions             -           (27.6)            -
      Effect of change in accounting
        for postemployment benefits              -            (5.9)            -
                                            --------       --------      ---------
NET EARNINGS                                $  40.3        $   6.4        $  22.8
                                            --------       --------      ---------
Dividends on preferred shares                    -            (5.8)          (7.7)
                                            --------       --------      ---------
NET EARNINGS APPLICABLE TO
  COMMON SHARES                             $  40.3        $   0.6        $  15.1
                                            --------       --------      ---------
EARNINGS/(CHARGES) PER COMMON SHARE:
      From continuing operations:
        Primary                             $  1.81        $  1.70        $  0.73
        Fully Diluted                       $  1.74        $  1.70        $  0.73
        From discontinued operations             -              -            0.06
      Effect of change in accounting
       for postretirement benefits
       other than pensions                       -           (1.38)            -
      Effect of change in accounting
       for postemployment benefits               -           (0.29)            -
                                            --------       --------       --------
      Net:
        Primary                             $  1.81        $  0.03        $  0.79
        Fully Diluted                       $  1.74        $  0.03        $  0.79
AVERAGE COMMON SHARES OUTSTANDING:
        Primary                              22,311         20,054         19,094
        Fully Diluted                        25,793         23,658         22,753


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



CONSOLIDATED STATEMENT OF FINANCIAL CONDITION


(Dollars in millions)                              As of               As of
                                                  1/2/94              1/3/93
                                                  ------              ------


ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents                      $    39.1           $    14.6
  Receivables, net of allowances
    of $5.3 in 1993 and $4.2 in 1992                 255.3               282.7
  Inventories (at the lower of cost
    or market)                                       117.9               128.3
  Other current assets                                78.5                54.1
                                                 ---------           ---------
      Total current assets                           490.8               479.7
                                                 ---------           ---------
NON-CURRENT ASSETS:
  Property, plant and equipment
  (at cost):
    Land                                              18.0                20.9
    Buildings and leasehold
      improvements                                   153.8               156.4
    Machinery and equipment                          613.6               571.1
    Construction in progress                          53.6                47.6
                                                   -------             -------
                                                     839.0               796.0
      Less: Allowance for
        depreciation                                 428.4               388.1
                                                   -------             -------
                                                     410.6               407.9
  Excess of cost over acquired net
    assets-net of amortization of
    $26.9 in 1993 and $21.5 in 1992                  185.3               183.6
  Investment in affiliates                            88.0                45.5
  Other assets                                        71.5                46.9
                                                ----------           ---------
        Total non-current assets                     755.4               683.9
                                                ----------           ---------
                                                 $ 1,246.2           $ 1,163.6
                                                ----------           ---------

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Short-term debt                                 $    9.0           $    20.8
  Accounts payable                                   160.2               163.2
  Accrued employee compensation costs                 46.3                49.6
  Accrued expenses                                    39.5                42.2
  Income taxes payable and
    deferred taxes                                      -                 10.5
                                                ----------           ---------
        Total current liabilities                    255.0               286.3
                                                ----------           ---------
  Accrued employee benefits                           53.0                53.6
  Deferred income taxes and other                     24.7                29.6
  Long-term debt                                     433.6               390.2
  Minority interest                                   59.3                 5.5
                                                  --------             -------
      Total non-current liabilities                  570.6               478.9
                                                  --------             -------
SHAREHOLDERS' EQUITY:
  Capital stock:
    Preferred shares (no par value,
      authorized 6,678,058 in 1993
      and 1992; none issued and
      outstanding)                                      -                   -
    Common shares ($2.50 par value,
      authorized 50,000,000; issued
      24,076,912 in 1993 and
      23,691,462 in 1992)                             60.2                59.2
  Capital in excess of par value                     204.7               194.4
  Retained earnings                                  227.3               203.7
  Cumulative translation adjustment                  (26.7)              (12.5)
  Common shares held in treasury (at cost)           (44.9)              (46.4)
                                                  ---------           ---------
      Total shareholders' equity                     420.6               398.4
                                                  ---------           ---------
                                                 $ 1,246.2           $ 1,163.6
                                                 ----------          ----------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)


                                                                   Year Ended
                                       ---------------------------------------------------------------
                                                1/2/94               1/3/93             12/29/91
                                       ---------------------------------------------------------------
                                            Shares   Amount      Shares   Amount    Shares      Amount


COMMON SHARES:
    Beginning Balance                    23,691,462  $ 59.2   21,148,646  $ 52.9   21,020,541   $ 52.6
    Common share offering                     -          -     2,000,000     5.0        -           -
    Exercise of stock options               385,450     1.0      333,572     0.8      128,105      0.3
    Conversion of preferred shares
     to common                                -          -       209,244     0.5        -           -
                                         ----------  ------   ----------  -------  ----------   ------
    Ending Balance                       24,076,912  $ 60.2   23,691,462  $ 59.2   21,148,646   $ 52.9
                                         ----------  ------   ----------  -------  ----------   ------
CAPITAL IN EXCESS OF PAR VALUE:
    Beginning Balance                                $194.4               $133.8                $131.6
    Common share offering                                -                $ 46.9                    -
    Exercise of stock options                           8.2                  6.0                   2.0
    Conversion of preferred shares
     to common                                           -                   5.4                    -
    Shares contributed to employee
     benefit plan                                       2.1                  2.3                   0.2
                                                     ------               ------                ------
    Ending Balance                                   $204.7               $194.4                $133.8
                                                     ------               ------                ------
RETAINED EARNINGS:
    Beginning Balance                                $203.7               $219.9                $217.6
    Net earnings                                       40.3                  6.4                  22.8
    Preferred share redemption premium                   -                  (3.0)                   -
    Cash dividends per share on:
      Preferred shares-redeemable                        -                  (5.8)                 (7.7)
      Common shares-($.76 per year
       for 1993, $.70 per year for 1992,
       $.68 per year for 1991)                        (16.7)               (13.8)                (12.8)
                                                     -------               -------             ---------
      Ending Balance                                 $227.3                $203.7               $219.9
                                                     -------               -------             ---------
CUMULATIVE TRANSLATION ADJUSTMENTS:
    Beginning Balance                                $(12.5)               $ 14.4               $ 19.4
    Translation adjustments during the year           (14.2)                (26.9)                (5.0)
                                                     -------               -------              --------
    Ending Balance                                   $(26.7)               $(12.5)              $ 14.4
                                                     -------               -------              --------
COMMON SHARES IN TREASURY:
    Beginning Balance                    (2,093,121) $(46.4)   (2,205,541) $(47.0)  (2,224,559) $(47.0)
    Stock exchanged for stock options
     exercised                               (7,572)   (0.2)      (41,098)   (1.1)     (12,781)   (0.3)
    Shares contributed to employee
     benefit plan                           133,231     2.1       153,518     1.7       31,799     0.3
    Purchase of oddlot shares               (14,447)   (0.4)         -         -          -         -
                                         ----------- -------   ----------- -------  ----------- -------
    Ending Balance                       (1,981,909) $(44.9)   (2,093,121) $(46.4)  (2,205,541) $(47.0)
                                         ----------- -------   ----------- -------  ----------- -------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)


                                            1993           1992           1991
                                         ----------     ----------     ----------

OPERATING ACTIVITIES:
  Net earnings                             $ 40.3         $  6.4         $ 22.8
  Adjustments to reconcile
   net earnings to net cash
   provided by operating
   activities:
    Depreciation                             63.5           62.7           57.6
    Amortization of intangibles               6.5            6.2            6.2
    Accrued employee benefits (1)            (0.6)          53.6             -
    Deferred income taxes,
     long-term                               (5.4)          (7.0)          (1.8)
    Other                                     5.5          (16.3)          (5.3)
    Changes in operating assets
     and liabilities:
      Receivables                            27.4          (10.8)          (5.1)
      Inventories and other
       current assets                       (14.0)          12.3           27.9
      Accounts payable and
       other accrued expenses                (9.0)          43.0           (4.6)
      Income taxes payable and
       deferred taxes                       (10.5)         (14.6)          (0.5)
                                          --------       --------        -------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                 103.7          135.5           97.2
                                          --------       --------        -------
INVESTING ACTIVITIES: (2)
    Purchase of property, plant
     and equipment                          (92.9)        (101.2)         (74.6)
    Proceeds from sale of property,
     plant and equipment                     10.2            2.6            2.0
    Investments in affiliates               (12.4)          (9.4)            -
    Disposition of idle facilities             -              -            10.6
    Divestiture of ArvinAir                    -              -            22.9
    Other                                    (5.4)           7.7           (4.8)
                                           -------        -------        -------
NET CASH USED FOR INVESTING
 ACTIVITIES                                (100.5)        (100.3)         (43.9)
                                           -------        -------        -------
FINANCING ACTIVITIES:
    Change in short-term debt, net          (11.7)         (17.9)         (67.5)
    Proceeds from long-term
     borrowings (3)                          48.3            3.8           94.1
    Principal payments on
     long-term debt                          (4.8)         (46.1)         (73.9)
    Purchase of treasury shares              (0.6)          (1.1)            -
    Exercise of stock options                 9.2            6.8            2.4
     Proceeds from common shares
      issued, net of expenses                  -            51.8             -
    Dividends paid                          (16.7)         (19.6)         (20.6)
    Other                                     0.1           (3.4)           2.1
                                           -------        -------         ------
NET CASH PROVIDED BY/(USED FOR)
 FINANCING ACTIVITIES                        23.8          (25.7)         (63.4)
                                           -------        -------         ------
CASH AND CASH EQUIVALENTS:
    Effect of exchange rate
     changes on cash                         (2.5)          (2.5)           0.5
                                           -------        -------         -------
    Net increase/(decrease)                  24.5            7.0           (9.6)
    Beginning of the year                    14.6            7.6           17.2
                                           -------       --------       --------
    End of the year                        $ 39.1         $ 14.6         $  7.6
                                           -------       --------       --------

INTEREST PAID                              $ 38.6         $ 41.0         $ 43.7
                                           -------       --------       --------
INCOME TAXES PAID                          $ 59.2         $ 39.6         $ 20.7
                                           -------       --------       --------


(1) See Note 8.
(2) See Note 2 for non-cash investing activities.
(3) See Note 11.
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in tables in thousands unless noted otherwise)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation: The consolidated financial statements include the accounts of the parent company and all majority-owned subsidiaries. Affiliates that are 20 percent to 50 percent owned are accounted for using the equity method. Affiliates that are less than 20 percent owned are carried at cost.

Cash Equivalents: The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories: Substantially all inventories located in the U.S. are stated under the last-in, first-out (LIFO) cost method. The remaining inventories are stated primarily on a first-in, first-out (FIFO) basis.

Property, Plant, and Equipment: Property, plant and equipment includes capital leases and significant additions or improvements extending asset lives. Maintenance and repair costs are expensed as incurred. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets for financial reporting purposes and accelerated methods for income tax purposes.

Excess of Cost Over Acquired Net Assets: The excess of cost over the fair market value of net assets acquired is amortized over periods ranging from 15 to 40 years using the straight line method.

Contract Revenue Recognition: Revenues on short and longterm service contracts for both government and industry are recorded on the percentage of completion method. Provisions for anticipated losses are made in the period in which they first become determinable. Unbilled receivables at year-end 1993 and 1992 were $21 and $27 million, respectively.

Foreign Currency: The functional currency of the consolidated operating subsidiaries, except for those operating in hyperinflationary economies, is the local currency of the country in which the subsidiary is located.
The Company reclassifies gains and losses arising from the remeasurement of hyperinflationary currencies against the related operating statement line items. These reclassifications have no effect on net earnings.

Foreign exchange gains and (losses) included in the consolidated statement of operations for 1993, 1992 and 1991 were not material.

The Company occasionally uses forward exchange contracts and options to protect the U.S. dollar value of certain foreign currency positions and future foreign currency transactions.
At January 2, 1994 the amount of options and forward exchange contracts outstanding was not material.

Pension Plans: Substantially all domestic employees of the Company are covered by non-contributory trusteed pension plans. Employees of the Company's United Kingdom operations are covered by contributory trusteed pension plans. Benefits are based on, in the case of certain plans, final average salary and years of service and, in the case of other plans, a fixed amount for each year of service. Net periodic pension costs for 1993, 1992 and 1991 were determined using the Projected Unit Credit Cost Method. The Company's funding policy provides that annual contributions to the pension trusts will be at least equal to the minimum amounts required by ERISA in the United States and actuarial recommendations in the United Kingdom.

Income Taxes: Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

Earnings Per Share: Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the year. Dividends on the Company's convertible exchangeable preferred shares, which were issued in the third quarter of 1989, are deducted from net earnings prior to calculating earnings per share for 1992 and 1991. The convertible exchangeable preferred shares were exchanged in 1992 for the convertible subordinated debentures due 2014.

Reclassifications: The Company has reclassified certain prior year financial information to conform with the current year's presentation.

Fiscal Year: The Company's fiscal year ends on the Sunday nearest to December 31.


NOTE 2 - ACQUISITIONS AND DISCONTINUED OPERATIONS:

During 1989 the Company adopted a formal plan to dispose of its ArvinAir subsidiary. The sale of this business took place during January, 1991. The ArvinAir division was reported as a discontinued operation (in the Consolidated
Statement of Operations) during 1991.

In 1992, the Company acquired a 50 percent interest in Schmitz & Brill GmbH, a German-based automotive parts manufacturer. Schmitz & Brill is accounted for under the equity method.

During the third quarter of 1993, the Company completed the combination of the assets of its Calspan subsidiary with the assets of Space Industries, Inc. This transaction was accounted for as a purchase. The Company owns approximately
70 percent of the new company, Space Industries
International, Inc. (SIII).

Space Industries, Inc. had capitalized $18.2 million related to an Industrial Space Facility (ISF). The ISF is the result of SIII-developed technology necessary to design, integrate and operate a man-tended orbital space facility. Until the U.S. Government makes decisions regarding the scope, schedule and cost of the anticipated International Space Station, the future economic potential of the ISF is uncertain. The ISF does not require any substantial additional engineering support at this time. The recovery of the capitalized costs is dependent on SIII's future success in selling technology, related services, or engineering designs of the ISF at profitable terms.

In the third quarter of 1993, the Company formed a 50/50 joint venture with Sogefi S.p.A. located in Mantova, Italy.
The new venture includes Sogefi's formerly wholly owned subsidiaries Etablissements Rosi and Ansa Marmitte and a portion of the operating assets of the Company's Timax business unit.

Non-cash assets acquired, liabilities assumed and minority interest arising from these transactions were $59.3, $3.6 and $55.7 in millions, respectively.

Also during the third quarter of 1993, the Company purchased
49.9 percent of European ride control manufacturer Way
Assauto S.r.l., located in Asti, Italy. Way Assauto manufactures principally for the original equipment market and is accounted for under the equity method.


NOTE 3 - INVENTORIES:

The Company uses the dollar-value link chain method for calculating its LIFO inventories. Since the Company uses the method of pooling by individual inventory components, e.g., steel, substrate, labor and overhead, to determine the overall index, it is impractical to classify LIFO inventories into the finished goods, work in process and raw material components. The reduction in LIFO inventories increased pre-tax earnings in the amount of $1 million in 1993 and $3 million in both 1992 and 1991.

Approximately $58 million and $61 million of total inventories at year-end 1993 and 1992 were stated on the LIFO method. The excess replacement costs of these inventories over the stated LIFO value were approximately $6 million and $7 million, respectively.


NOTE 4 - INCOME TAXES:


Earnings from continuing operations before income taxes were as follows:


                                           1993           1992           1991
                                       ------------   ------------   ----------

United States                            $43,199        $23,126        $ 8,376
International                             17,660         34,968         25,821
                                       ------------   ------------   ----------
                                         $60,859        $58,094        $34,197
                                       ------------   ------------   ----------



The provision for income taxes was as follows:


                                           1993           1992           1991
                                       ------------   -----------    ----------

Current tax expense:
Federal                                  $13,420        $13,812        $ 6,688
State                                      2,218          1,762          1,631
International                              8,978         13,543          9,725
Deferred tax expense:
Federal                                       26         (3,111)          (784)
State                                          0           (156)          (166)
International                                577            736            109
                                         --------       --------       --------
Continuing operations provision          $25,219        $26,586        $17,203
                                         --------       --------       --------
Discontinued operations provision        $   -          $   -          $   755
                                         --------       --------       --------


The provision for income taxes was different than the U.S.
federal statutory rate applied to earnings from continuing operations before income taxes, and is reconciled as follows:


                                                Percent of Pretax Income
                                         ----------------------------------------
                                            1993           1992           1991
                                         ---------     ----------      ----------

Statutory rate                              35.0%          34.0%          34.0%
State and local income taxes, net            2.4            1.7            2.7
International tax rate difference            6.2            4.5            3.1
Amortization of excess purchase
  price                                      3.0            3.0            5.0
Foreign tax credit utilization, net         (4.3)          (0.3)          (1.3)
Other items, net                            (0.9)           2.9            6.8
                                         ---------     ----------      ----------
Effective tax rate                          41.4%          45.8%          50.3%
                                         ---------     ----------      ----------


Deferred tax assets (liabilities) are comprised of the following at fiscal year end:


                                            1993           1992
                                         ---------     ----------

Current deferred tax assets:
    Accrued employee benefits             $21,911       $18,765
    Inventory and receivables               2,193         3,393
    Vacation                                2,881         2,739
    Medical                                 1,277         1,597
    Early retirement                        1,162         1,061
    Other                                       0           709
    Net operating losses and tax
     credit carryforward                   13,862         8,235
    Valuation allowance for
     deferred tax assets                   (9,858)       (7,777)
                                         ----------    ----------
  Net deferred tax asset                   33,428        28,722
                                         ----------    ----------
Gross deferred tax liabilities
    Depreciation                          (31,912)      (36,122)
    Pension                                (3,587)       (3,129)
    Other                                    (111)            0
                                         ---------     ---------
    Gross deferred tax liability          (35,610)      (39,251)
                                         ---------     ---------
  Net deferred tax liabilities           $ (2,182)     $(10,529)
                                         ---------     ---------



During 1993, no significant changes occurred in the conclusions regarding the need for a valuation allowance in any tax jurisdiction. Deferred tax assets relating to net operating loss (NOL) carryforwards and tax credit carryforwards, respectively, were available in various tax jurisdictions at January 2, 1994 expiring in the following years:

                                     Tax
                    NOL            Credit
                 ---------         --------

1994             $ 1,044            $  4
1995               1,016               0
1996               1,899               0
1997               2,024              14
1998               3,616             350
1999 and forward   3,892               3
                 ---------         --------
                 $13,491            $371
                 ---------         --------


At year-end 1993 consolidated retained earnings included undistributed earnings of non-U.S. subsidiaries of approximately $112 million. These earnings are indefinitely reinvested in non-U.S. operations or will be remitted substantially free of additional U.S. income taxes.
Accordingly, no provision has been made for income taxes that may be payable upon remittance of such earnings.


NOTE 5 - BORROWINGS:


At fiscal year-end, long-term debt consisted of:


                                                      1993           1992
                                                   ---------       ---------

Capital lease obligations
  (see Note 7)                                     $   1,704       $   2,858
9 5/8%-10% medium-term
  notes due 1996                                      15,000          15,000
10% Euro-Notes due 1996                               50,000          50,000
8 3/8% notes due 1997                                 74,886          74,857
9.8%-9.9% medium-term
  notes due 1998                                      45,000          45,000
10% medium-term notes
  due 2000                                            49,670          49,635
7 1/2% convertible subordinated
  debentures due 2014                                 97,526          97,526
9 1/8% sinking fund
  debentures due 2017                                 46,571          46,567
10 3/8% Euro-Sterling Notes
  due 2018                                            47,967              -
Other                                                  7,793          11,344
Less: Current maturities                              (2,543)         (2,604)
                                                    ---------       ---------
                                                    $433,574        $390,183
                                                    ---------       ---------

Maturities of long-term debt for the years ended 1994 through 1998 are $2,543, $4,980, $65,698, $75,137, and
$45,183, respectively. The 9 1/8 percent sinking fund debentures require annual payments of $4 million from 2005 to 2016.

The Company has two revolving credit facilities totaling $100 million with termination dates of June 30 and September 30, 1995. At January 2, 1994 there were no borrowings under either facility. In addition, the Company has uncommitted credit facilities totaling $192 million. At January 2, 1994 borrowings under these facilities totaled $6.5 million.

In October, 1993 one of the Company's foreign subsidiaries issued 10 3/8 percent Notes due 2018 under a financing agreement, guaranteed by the Company, which resulted in net proceeds of $48.0 million.

In January and February, 1994 the Company called for redemption at par all of its 8 3/8 percent Notes due 1997 and completed the issue of $75 million 6 7/8 percent Notes due
2001 to fund the redemption on March 1, 1994.

The Company uses interest rate swaps and options to manage its interest rate exposure. At January 2, 1994 the Company had swap and option agreements of $50 million and $75 million notional principal, respectively. The $50 million swap agreement effectively changes long-term debt from a fixed rate of interest to a floating rate of interest for a two year period. The $75 million option agreement, over a three year period, results in the Company paying a fixed rate of interest while receiving a floating rate of interest.

At January 2, 1994, the fair value of long-term debt, including that due within one year, was approximately $491 million. Fair value was estimated using market prices and discounted cash flow analyses, based on current borrowing rates for similar types of debt.


NOTE 6 - STOCK OPTIONS:

Two stock option plans for key employees have been authorized by the Company's shareholders. Options are granted at the fair market value on the date of grant and generally expire ten years later. On February 11, 1993 the Board of Directors adopted an amendment to the Company's
1988 Stock Benefit Plan, which was approved by the Shareholders during the April 1993 annual meeting, increasing the number of Common Shares that may be made subject to awards under the Plan from 1,800,000 to 2,760,000.


                                              1993           1992        1991
                                           ---------      ---------   ---------

Options outstanding at beginning
 of year                                   1,897,022      1,794,337   1,566,690
Options granted                              467,050        461,000     438,450
Options exercised                           (385,450)      (333,572)   (128,105)
Options expired                              (42,027)       (24,743)    (82,698)
                                           ---------      ---------   -----------
Options outstanding at year-end            1,936,595      1,897,022   1,794,337
                                           ---------      ---------   ----------
Options available for grant at
 year-end                                    573,545         67,345     514,495

Weighted average option prices
 per share:
  Granted                                     $30.78         $23.88      $25.03
  Exercised                                    21.34          17.47       16.33
  Expired                                      28.89          25.29       21.67
  Outstanding                                  25.47          23.40       22.20


NOTE 7 - LEASES:

All non-cancelable leases with an initial term greater than one year have been classified as either capital or operating leases.

Future minimum payments under capital and operating leases and related subleases having non-cancelable terms of more than one year are as follows:



                                 Capital                   Operating Leases
                                 Leases               Rents           Subleases
                                ---------           ----------------------------

Fiscal year:
1994                             $   867            $ 13,577          $  2,538
1995                                 449              12,087             2,147
1996                                 131              10,677             1,702
1997                                  85               8,940             1,169
1998                                  85               7,052               810
Later years                          851              36,557             3,825
                                ---------           ---------         ---------
Total minimum lease
   payments                        2,468            $ 88,890          $ 12,191
                                                    ---------         ---------
  Less: Amount
 representing interest               764
                                ---------
Present value of minimum
 lease payments                    1,704

Included in short-term debt          605
                                ---------
Included in long-term debt       $ 1,099
                                ---------


Rent expense under operating leases was as follows:


                                   1993              1992              1991
                                ---------         ---------         ---------

Annual rent                     $ 18,498          $ 21,596          $ 21,397
  Less: sublease rent             (2,474)           (2,276)           (2,011)
                                ---------         ---------         ---------
Net rent expense                $ 16,024          $ 19,320          $ 19,386
                                ---------         ---------         ---------


Capital lease assets have been included in property, plant and equipment as follows:

                                   1993              1992
                                ---------         ---------

Land                            $    630          $    437
Buildings                          8,042             6,755
Machinery and equipment           13,434            13,877
                                ---------         ---------
                                  22,106            21,069
Less: Accumulated
 depreciation                     14,851            13,196
                                ---------         ---------
                                $  7,255          $  7,873
                                ---------         ---------

NOTE 8 - OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS:

A. Other Postretirement Benefits

The Company provides certain retiree health care benefits for a majority of its U.S. salaried employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of credited service. The plans are contributory based on years of service, with contributions adjusted annually. Plan design changes to limit future cost increases to the Company were made to the plans effective January 1, 1992. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these plans in the future.

In the fourth quarter of 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," changing to the accrual method of accounting for these benefits effective December 30, 1991. Prior to 1992, postretirement benefit expense was recognized when claims were paid. A pre-tax charge of $45 million ($28 million after taxes or $1.38 per share) was recorded as the cumulative effect of the accounting change at the beginning of 1992. This change also resulted in 1992 postretirement benefit expense of $5 million which was $3 million higher ($2 million after taxes or $.11 per share) than the previous pay-as-you-go cost.

Prior to 1992, outlays for health care benefits to retirees were not totally separable from those for active employees. Domestic expenditures for these benefits during 1991 totaled $15 million for 3,601 active and 765 retired employees.

The components of nonpension postretirement benefit expense in 1993 and 1992 were as follows:

                                        1993           1992
                                     ---------      ----------

Service cost-benefits earned
   during the period                 $   1,742      $   1,658
Interest cost on accumulated
   postretirement benefit
   obligation                            3,913          3,631
                                     ---------      ----------
Net periodic postretirement
 benefit cost                        $   5,655      $   5,289
                                     ---------      ----------

The accumulated postretirement benefit obligation in the accompanying balance sheet at year-end 1993 and 1992, is comprised of the following components:

                                         1993           1992
                                     ---------      ----------

Retirees                             $  21,270      $  22,590
Fully eligible active plan
 participants                            2,483          2,831
Other active plan participants          26,183         22,968
                                     ---------      ----------
Total accumulated
 postretirement benefit obligation      49,936         48,389
Unrecognized net actuarial
     gains (losses)                      2,256            -
                                     ---------      ----------
Accrued postretirement
 benefit obligation                  $  52,192      $  48,389
                                     ---------      ----------


Future benefit costs were estimated assuming medical costs would increase at a 15 percent annual rate for 1992 and 1993, decreasing to 7 percent annual growth rate ratably over the next 8 years and then remaining at a 7 percent growth rate thereafter. A 1 percent increase in this annual trend rate would have increased the accumulated postretirement benefit obligation at January 2, 1994 by 16.7 percent. The effect of this change on the aggregate of service and interest cost for 1993 would be an increase of
20.6 percent. The weighted average discount rate used to estimate the accumulated postretirement benefit obligation was 7.5 percent and 8.25 percent at year end 1993 and 1992, respectively.

Certain of the Company's non-U.S. subsidiaries provide limited non-pension benefits to retirees. Most retirees outside the United States are covered by government sponsored and administered programs, and the cost of these programs is not significant to the Company.

B. Other Postemployment Benefits

In the fourth quarter of 1992, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits" effective December 30, 1991. Postemployment benefits include disability benefits, supplemental unemployment benefits, workers' compensation benefits, and continuation of health care benefits and life insurance coverage. Prior to 1992, the Company accounted for certain types of these benefits on a pay-as-you-go basis. SFAS 112 requires the use of the accrual method of accounting for postemployment benefits. Expenses are recognized as employee service is rendered. The effect of adopting SFAS 112 in 1992 resulted in an $8 million pre-tax charge ($6 million after tax or $0.29 per share).


NOTE 9 - CONTINGENCIES:

The Company is defending various environmental claims and legal actions that arise in the normal course of business, including matters in which the Company has been designated a potentially responsible party at certain waste disposal sites or has been notified that it may be a potentially responsible party at other sites as to which no proceedings have been initiated. Neither the remediation method, amount of remediation costs nor the allocation among potentially responsible parties has been determined at the majority of these sites. At some of these sites the information currently available leads the Company to believe it has very limited or even de minimis responsibility. At the Company's former Platt Saco Lowell operations, the Company is a participant with the EPA and the current owner in a corrective action proceeding under the Resource Conservation and Environmental Recovery Act. The Company is currently performing a remedial feasibility investigation at this site to identify the types and extent of contamination. Thereafter, a corrective measures study will be conducted to identify potential remediation alternatives and related cost estimates. Pending completion of the feasibility investigation and corrective measures study, the Company does not possess sufficient information to reasonably estimate its remediation costs at Platt Saco Lowell. The Company does not expect that resulting liabilities beyond provisions already recorded will have a materially adverse effect on the Company's financial position.


NOTE 10 - PENSION PLANS:

Net pension expense of $3 million in 1993, 1992, and 1991 is summarized as follows:


                                          1993           1992           1991
                                       ---------      ---------      ---------

Service cost                           $  7,085       $  9,181       $  8,668
Interest cost                            16,601         17,536         16,219
Actual return on assets                 (32,030)       (31,653)       (50,330)
Net amortization and deferral            11,801          8,324         28,373
                                       ---------      ---------      ---------
  Net periodic pension cost            $  3,457       $  3,388       $  2,930
                                       ---------      ---------      ---------


The funded status of the Company's pension plans at both year-end 1993 and 1992 is as follows:

                                          1993           1992
                                       ----------     ----------

Actuarial present value of
 benefit obligation:
  Vested- Pension Plans                $(191,266)     $(176,035)
     Savings Plan                        (17,081)       (17,291)
                                       ----------     ----------
                                        (208,347)      (193,326)
  Nonvested-Pension Plans                (13,604)       (10,265)
                                       ----------     ----------
  Accumulated benefit obligation        (221,951)      (203,591)
  Projected impact of future
   salary increases                      (19,888)       (24,386)
                                       ----------     ----------
Projected benefit obligation            (241,839)      (227,977)
                                       ----------     ----------
Plan assets at market value
  Pension trusts                         247,277        259,831
  Savings trust                           17,081         17,292
                                       ----------     ----------
                                         264,358        277,123
                                       ----------     ----------
Excess of assets over
   benefit obligation                     22,519         49,146
Unamortized initial assets               (12,444)       (16,703)
Unrecognized gain on assets              (10,328)       (29,756)
Unrecognized prior service cost            8,906          8,011
                                       ----------     ----------
Prepaid expense                        $   8,653      $  10,698
                                       ----------     ----------

The Company's domestic pension obligations were projected to, and the assets were valued as of the end of, 1993 and 1992. The assets, comprised almost entirely of high grade stocks and bonds, included 1.3 million shares of the Company's common stock at both year-end 1993 and 1992.

Assumptions used in determining the projected benefit obligation for the domestic plans included a discount rate of 7.5 percent, 8.25 percent, and 8.5 percent in 1993, 1992, and 1991, an expected return on plan assets of 9 percent for 1993, 1992, and 1991 and average salary increases of 5 percent for 1993, 1992, and 1991.

The Company's principal foreign-based defined benefit plans are in the United Kingdom (see Note 1). Actuarial estimates for these plans included net pension expense of $2 million in 1993 and $1 million for both 1992 and 1991, a projected benefit obligation of $42 million and $28 million and net plan assets of $50 million and $35 million in 1993 and 1992, respectively. The estimates for plan obligations and assets were projected to and valued as of the end of 1993 and 1992. Assumptions used in the determination of these estimates included a discount rate of 7.5 percent, 10 percent, and 10 percent, a return on plan assets of 9 percent, 10 percent, and 10 percent, and average salary increases of 5.5 percent,
7.5 percent, and 7.5 percent for 1993, 1992, and 1991, respectively.


NOTE 11 - REDEEMABLE PREFERRED SHARES:

On September 30, 1992 the Company exercised its option to exchange $100,455,000 of outstanding $3.75 convertible exchangeable preferred shares for 7.5 percent convertible subordinated debentures due 2014. As a result of the exercise, the Company issued 209,244 Arvin common shares to holders of exchangeable preferred shares exercising their right to convert such shares to common stock. All remaining convertible exchangeable shares were exchanged for $97,526,000 of 7.5 percent convertible subordinated debentures.


NOTE 12 - SHAREHOLDERS' EQUITY:

Preferred Stock Purchase Rights: During 1986 the Company distributed one Preferred Stock Purchase Right ("Right") to shareholders of record for each share of the Company's common stock held. The Rights entitle qualifying shareholders to purchase one-hundredth of a share of the Company's Series C Junior Participating Preferred Stock, of which 500,000 shares are authorized. The exercise price is $90 per share, subject to certain anti-dilution provisions.

The Rights have no voting power. The Rights are currently not exercisable, certificates representing the Rights have not been issued, and the Rights automatically trade with the Company's common shares. The Rights become exercisable in the event of an attempt by a person or group to acquire the Company on terms not approved by the Company's
Board of Directors. The Rights, if exercised, will result in substantial dilution. The Rights are redeemable by the Board of Directors for $.10 per Right until a person or group acquires beneficial ownership of 20 percent or more of the Company's common shares, at which time they become non-redeemable. The Rights expire on June 13, 1996.

In February, 1989, the Company's Board approved an amendment to these purchase rights which entitles current shareholders to buy the Company's common shares at a reduced price should a third party acquire a 20 percent or more ownership.

Average common shares outstanding for 1993, 1992 and 1991 were 22,311, 20,054, and 19,094, respectively.


NOTE 13 - BUSINESS SEGMENTS:

The Company is engaged in the manufacture and sale of a broad range of products and services. Representative products and services by major category are described in item 1, above.



                                          1993             1992             1991
Net sales:                            -----------      -----------      -----------

   Automotive Original Equipment      $  984,809       $  885,763       $  744,819
   Automotive Replacement                626,829          680,148          612,152
   Technology                            211,374          210,811          213,816
   Industrial                            116,358          113,462          105,578
                                      -----------      -----------      -----------
      Total net sales                 $1,939,370       $1,890,184       $1,676,365
                                      -----------      -----------      -----------
Income from operations:
  Automotive Original Equipment       $   52,769       $   42,382       $   26,907
  Automotive Replacement                  53,910           66,348           52,161
  Technology                               1,538            8,376           10,329
  Industrial                              16,132           10,157            5,592
                                      -----------      -----------      -----------
      Total income from
        operations (1)                $  124,349       $  127,263       $   94,989
Less:
  Minority interest share of
    (income)/loss                            675              539             (431)
  Equity earnings of affiliates            4,026            7,849            5,069
  Expenses unrelated to segments          22,678           22,892           15,039
  Net interest (income) and expense       36,111           37,889           41,115
                                      -----------      -----------      -----------
      Total earnings before
       income taxes1                  $   60,859       $   58,094       $   34,197
                                      -----------      -----------      -----------
Identifiable assets:
  Automotive Original Equipment       $  555,785       $  542,454       $  516,758
  Automotive Replacement                 405,017          396,221          407,633
  Technology                             121,739           98,993          101,293
  Industrial                              52,156           54,378           56,979
                                      -----------      -----------      -----------
      Total identifiable assets       $1,134,697       $1,092,046       $1,082,663
  General corporate (2)                  111,528           71,554           57,466
                                      -----------      -----------      -----------
      Total assets                    $1,246,225       $1,163,600       $1,140,129
                                      -----------      -----------      -----------
Depreciation and amortization:
  Automotive Original Equipment       $   39,149       $   37,708       $   33,398
  Automotive Replacement                  22,648           23,414           22,809
  Technology                               3,112            2,665            2,925
  Industrial                               4,479            4,637            4,109
  General corporate                          589              518              514
                                      -----------      -----------      -----------
      Total depreciation
       and amortization               $   69,977       $   68,942       $   63,755
                                      -----------      -----------      -----------

Additions to property, plant
 and equipment:
  Automotive Original Equipment       $   56,415       $   61,766       $   43,687
  Automotive Replacement                  27,879           30,677           22,177
  Technology                               2,364            2,095            3,365
  Industrial                               5,807            6,548            5,156
  General corporate                          408              136              178
                                      -----------      -----------      -----------
      Total capital additions         $   92,873       $  101,222       $   74,563
                                      -----------      -----------      -----------


(1) From continuing operations.
(2) Consists primarily of cash and cash equivalents, prepaid expenses, and non-current assets.


Sales to three customers exceeded 10 percent of total net sales in 1993. In 1992 and 1991, sales to two customers exceeded 10 percent of total net sales. Sales to all three customers are included in the business segments as follows:


                                     1993                1992             1991
                           ------------------------------------------------------------
                                        Percent             Percent            Percent
                                          of                  of                 of
Business Segment               Amount    Sales     Amount    Sales    Amount    Sales
- ----------------           ------------------------------------------------------------

Automotive Original
 Equipment customer one       $294,146   15.2%    $325,678   17.2%   $308,117   18.4%
Automotive Original
 Equipment customer two        197,580   10.2      148,244    7.8     141,604    8.4
Technology                     193,991   10.0      199,647   10.6     203,943   12.2
                           ------------------------------------------------------------
                              $685,717   35.4%    $673,569   35.6%   $653,664   39.0%
                           ------------------------------------------------------------


Sales exported out of the United States and sales between business segments (affiliated customers) were not significant and are thus not separately reported.
Information on the Company's geographic areas is as follows:



                                      1993             1992            1991
                                  -----------      -----------     -----------

Net sales:
  United States                   $1,280,466       $1,177,797      $1,064,032
  Europe                             473,230          520,112         446,923
  Other foreign                      185,674          192,275         165,410
                                  -----------      -----------     -----------
      Total net sales             $1,939,370       $1,890,184      $1,676,365
                                  -----------      -----------     -----------
Income from operations:
  United States                   $   90,735       $   77,804      $   50,510
  Europe                              14,070           32,087          26,226
  Other foreign                       19,544           17,372          18,253
                                  -----------      -----------     -----------
      Total income from
       operations (1)             $  124,349       $  127,263      $   94,989
                                  -----------      -----------     -----------

Identifiable assets:
  United States                   $  642,831       $  534,017      $  521,605
  Europe                             404,838          454,629         461,313
  Other foreign                       87,028          103,400          99,745
                                  -----------      -----------     -----------
      Total identifiable assets   $1,134,697       $1,092,046      $1,082,663
                                  -----------      -----------     -----------

(1) From continuing operations.


NOTE 14 - CONCENTRATIONS OF CREDIT RISK:

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable.

The Company's customer base includes virtually every significant automotive manufacturer and a large number of well known jobbers, distributors, and installers of automotive replacement parts in North America and Europe. The Company generally does not require collateral and the majority of its trade receivables are unsecured. Although the Company is directly affected by the financial well-being of the automotive industry, management does not believe significant credit risk exists at January 2, 1994.


NOTE 15 - INVESTMENTS IN AFFILIATES:

Included in Arvin's continuing operations at January 2, 1994 are equity interests of 50 percent or less in companies engaged in producing and providing automotive exhaust and ride control products, consisting primarily of a 50 percent interest in Timax Exhaust Systems' subsidiaries Etablissements Rosi and Ansa Marmitte, 50 percent interest in Arvin Sango, 49.9 percent interest in Way Assauto S.r.l., and a 50 percent interest in Schmitz & Brill.

The difference between the carrying amounts of the investments in affiliates, and the underlying equity in net assets, $35.0 million in 1993 and $0 in 1992, represents the excess of cost over acquired net assets which is being amortized over forty years using the straight line method. In 1993, 1992, and 1991 the Company received dividends from affiliates of $1.3, $2.4 and $0.4 million respectively.

Summarized financial information of the affiliates is as follows:


Condensed Statement
  of Operations                  1993            1992           1991
  -------------               ----------      ----------     ----------

Net Sales                      $375,593        $283,539       $202,005
Gross Profit                     74,586          51,302         33,674
Operating Earnings               29,826          31,168         21,692
Net Earnings                     14,384          18,974         12,875

Condensed Statement
  of Financial Condition
  ----------------------
Current assets                 $181,377        $108,799       $ 86,489
Non-current assets              219,364         111,048         53,982
                               --------        --------       --------
                               $400,741        $219,847       $140,471
                               --------        --------       --------
Current liabilities            $101,598        $ 85,478       $ 40,840
Non-current liabilities         135,627          41,782         36,031
Shareholders' equity            163,516          92,587         63,600
                               --------        --------       --------
                               $400,741        $219,847       $140,471
                               --------        --------       --------


REPORT OF INDEPENDENT ACCOUNTANTS:

To the Shareholders and Board of Directors
Arvin Industries, Inc.

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Arvin Industries, Inc. and its subsidiaries at January 2, 1994 and January 3,
1993, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1994, in conformity with generally accepted accounting principles.
These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Space Industries
International, Inc., an approximately 70% owned subsidiary, which statements reflect total assets of $126,590 at January
2, 1994 and net sales of $211,374 for the period ended
January 2, 1994. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion herein, insofar as it relates to the amounts included for Space Industries International, Inc., is based solely on the report of other auditors. We conducted our audits of these statements in accordance with generally accepted accounting standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

As discussed in Note 8 to the consolidated financial statements, in 1992 the Company adopted Statement of Financial Accounting Standards (SFAS) 106 "Employers'
Accounting for Postretirement Benefits Other than Pensions," and SFAS 112 "Employers' Accounting for Postemployment
Benefits."

Price Waterhouse

Indianapolis, Indiana
February 1, 1994 except as to Note 5
which is as of February 16, 1994


INDEPENDENT AUDITORS' REPORT

The Board of Directors
Space Industries International, Inc.:

We have audited the accompanying consolidated balance sheet of Space Industries International, Inc. and subsidiaries (formerly Calspan Holding Corporation) as of January 2, 1994 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Space Industries International, Inc. and subsidiaries (formerly Calspan Holding Corporation) as of January 3, 1993 and December 29, 1991 were audited by other auditors whose report dated April 16, 1993 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Space Industries International, Inc. and subsidiaries (formerly Calspan Holding Corporation) as of January 2, 1994, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The consolidated balance sheet as of January 2, 1994 includes $18,154,619 of capitalized costs related to the Space Facility Technology. As described in Note 4, the recovery of these costs is dependent on the future success in selling the Space Facility Technology or the Industrial Space Facility or the related service, at profitable terms or the sale of the engineering designs of the Industrial Space Facility.

KPMG Peat Marwick

Houston, Texas
January 25, 1994


Schedule V

Arvin Industries, Inc.
Property, Plant and Equipment
(Dollars in thousands)

                               Balance                                                           Balance
                              Beginning        Additions       Retirements       Other            End of
Classification                 of Year          at Cost          or Sales       Changes            Year
- --------------                ----------       ----------       -----------     ----------       -----------

Year ended January 2, 1994
  Land                        $ 20,930         $       0        $     975       $ (1,966)        $ 17,989
  Buildings and leasehold
    improvements               156,432             9,868            5,808         (6,696)         153,796
  Machinery and equipment      571,058            68,257            7,949        (17,757)         613,609
  Construction in progress      47,598            14,748 (1)            0         (8,741)          53,605
                              ----------       ----------       -----------     ----------       -----------
    Totals                    $796,018         $  92,873        $  16,133       $(33,759) (2)    $838,999
                              ----------       ----------       -----------     ----------       -----------

Year ended January 3, 1993
  Land                        $ 22,587         $       2        $       1       $ (1,658)        $ 20,930
  Buildings and leasehold
    improvements               155,103             7,768              689         (5,750)         156,432
  Machinery and equipment      531,268            66,347            9,545        (17,012)         571,058
  Construction in progress      26,762            27,105 (1)            0         (6,269)          47,598
                              ----------       ----------       -----------     ----------       -----------
    Totals                    $735,720         $ 101,222        $  10,235       $(30,689) (3)    $796,018
                              ----------       ----------       -----------     ----------       -----------

Year ended December 29, 1991
  Land                        $ 22,290         $     355        $       2       $    (56)        $ 22,587
  Buildings and leasehold
    improvements               155,881            11,618              808        (11,588)         155,103
  Machinery and equipment      506,397            57,375            9,202        (23,302)         531,268
  Construction in progress      28,841             5,215 (1)           44         (7,250)          26,762
                              ---------        ----------       ----------      ----------       ----------
    Totals                    $713,409         $  74,563        $  10,056       $(42,196) (4)    $735,720
                              ---------        ----------       ----------      ----------       ----------

(1)  Net of transfer to other fixed asset accounts.
(2)  Includes a divestiture of $9,444 and translation adjustments.
(3)  Includes translation adjustments.
(4)  Includes a divestiture of $41,916 and translation adjustments.



Schedule VI

Arvin Industries, Inc.
Accumulated Depreciation
(Dollars in thousands)


Reserves for Classification      Balance                                                          Balance
  of Property                   Beginning                     Retirements        Other             End of
  as listed in Schedule V        of Year      Depreciation      or Sales        Changes             Year
  -----------------------       ---------     ------------    -----------     -----------      -------------

Year ended January 2, 1994
  Buildings and leasehold
   improvements                 $ 55,328        $ 6,147         $ 2,539        $ (1,771)          $ 57,165
  Machinery and equipment        332,736         57,358           6,161         (12,680)           371,253
                                ---------     ------------    -----------     -----------      -------------
    Totals                      $388,064        $63,505         $ 8,700        $(14,451)          $428,418
                                ---------     ------------    -----------     -----------      -------------

Year ended January 3, 1993
  Buildings and leasehold
   improvements                 $ 49,553        $ 6,934         $   250        $   (909)          $ 55,328
  Machinery and equipment        292,808         55,762           7,439          (8,395)           332,736
                                ---------       ----------      ---------      -----------        ----------
    Totals                      $342,361        $62,696         $ 7,689        $ (9,304)           388,064
                                ---------       ----------      ---------      -----------        ----------

Year ended December 29, 1991
  Buildings and leasehold
   improvements                 $ 46,952        $ 6,294 (1)     $   898        $ (2,795)          $ 49,553
  Machinery and equipment        270,399         51,242 (1)       7,029         (21,804)           292,808
                                ---------       --------        --------       ---------          ----------
    Totals                      $317,351        $57,536         $ 7,927        $(24,599) (2)      $342,361
                                ---------       --------        --------       ---------          ----------


(1)  Includes SFAS 109 adjustments of $129 for buildings and leasehold improvements and $1,047 for machinery and equipment.
(2)  Includes a divesture of $24,773.



Schedule VIII

Arvin Industries, Inc.
Valuation and Qualifying Accounts
(Dollars in thousands)


                                                            ADDITIONS
                                                    ------------------------
                                      Balance at    Charged to    Charged to    Deductions     Balance at
                                       Beginning     Costs and      Other           from         End of
  Description                           of Year      Expenses      Accounts       Reserves        Year
- ---------------------------------    ------------   -----------  -----------    -----------    -----------

Year ended January 2, 1994
  Allowance for doubtful accounts       $ 4,151       $ 1,193      $ (105) (1)    $   (39) (2)  $ 5,278 (2)
  Accumulated amortization of excess
   of cost over acquired net assets     $21,545       $ 5,356      $   -                -       $26,901
  Valuation allowance for deferred
   tax assets                           $ 7,777       $ 5,302      $   -          $ 3,221       $ 9,858

Year ended January 3, 1993
  Allowance for doubtful accounts       $ 6,935       $ 1,670      $ (246) (1)    $ 4,208  (2)  $ 4,151
  Accumulated amortization of excess
   of cost over acquired net assets     $16,383       $ 5,127      $   35               -       $21,545
  Valuation allowance for deferred
   tax assets                           $ 7,433       $ 3,217      $    -         $ 2,873       $ 7,777

Year ended December 29, 1991
  Allowance for doubtful accounts       $ 6,834       $ 2,474      $   39  (1)    $ 2,412  (3)  $ 6,935
  Accumulated amortization of excess
   of cost over acquired net assets     $11,257       $ 5,126      $    -         $     -       $16,383
  Valuation allowance for deferred
   tax assets                           $ 8,040       $   686           -         $ 1,293       $ 7,433


(1)  Includes translation adjustment.
(2)  Includes accounts charged off, net of recoveries and reclassification of reserves.
(3)  Includes accounts charged off, net of recoveries.



Schedule IX

Arvin Industries, Inc.
Short-Term Borrowings
(Dollars in thousands)

                                                         Maximum             Average               Weighted
Category of                                Weighted       Amount              Amount               Average
Aggregate                       Balance     Average     Outstanding        Outstanding           Interest Rate
Short-Term                     at End of   Interest     During the         During the             During the
Borrowings                      Period      Rate (1)      Period            Period (2)            Period (3)
- ----------                    ----------  ----------   -----------       ---------------        ---------------

Year ended January 2, 1994:
  Notes payable to banks        $ 6,420      13.6%       $63,793            $32,677                 10.3%

Year Ended January 3, 1993:
  Notes payable to banks        $18,233      11.1%       $45,378            $29,745                 12.1%


Year Ended December 29, 1991:
  Notes payable to banks        $34,442      11.6%      $123,120            $93,465                 10.4%



(1)  Equals the average interest rate for amounts outstanding at the end of the period.
(2)  The annual average borrowings outstanding are calculated using the average of the month-end balances.
(3)  The weighted average interest rate during the period was determined by dividing short-term interest expense for the period by the average balance outstanding.



Schedule X

Arvin Industries, Inc.
Supplementary Income Statement Information
(Dollars in thousands)

                                                    Year Ended
                                -----------------------------------------------
                                   January 2,       January 3,     December 29,
                                      1994             1993           1991
                                 -------------    -------------  --------------

Maintenance and Repairs             $44,523          $41,470        $39,137






Quarterly Financial Data (Unaudited):
(Dollars in millions except per share amounts)
Summarized quarterly financial data for 1993 and 1992 are as follows:


                              1st Quarter       2nd Quarter      3rd Quarter        4th Quarter
                            ---------------   --------------   ---------------    ---------------

Net sales:
    1993                         $476.0            $520.5           $474.2             $468.7
    1992                          459.4             500.2            475.5              455.1
Gross profit:
    1993                           75.7              90.3             78.5               75.7
    1992                           77.5              97.5             88.4               79.2
Earnings:
  Continuing operations:
    1993                            6.1              16.5              7.4               10.3
    1992                            3.6              14.9             12.0                9.4
  Net:
    1993                            6.1              16.5              7.4               10.3
    1992                          (29.9)             14.9             12.0                9.4
Earnings per common share:(1)
    1993-Primary                  $0.28             $0.74            $0.33              $0.46
    1992-Primary                   0.09              0.67             0.51               0.43
    1993-Fully Diluted             0.28              0.68             0.33               0.44
    1992-Fully Diluted             0.09              0.64             0.51               0.41
Net:1
    1993-Primary                   0.28              0.74             0.33               0.46
    1992-Primary                  (1.65)             0.67             0.51               0.43
    1993-Fully Diluted             0.28              0.68             0.33               0.44
    1992-Fully Diluted            (1.65)             0.64             0.51               0.41


(1) The quarterly earnings per share amounts have been computed on the basis of weighted average number of shares outstanding during the quarter. The sum of the quarterly earnings per share information presented above differs from the annual earnings per share amount primarily as a result of the effect on the weighted average of the sale of two million common shares during the third quarter of 1992.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                          PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding Directors of the Registrant is contained in the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 14, 1994, under the caption "Election of Directors", and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

This information is contained in the definitive proxy statement of Registrant for the Annual Meeting of Shareholders to be held April 14, 1994 under the caption "Executive Compensation" (exclusive of the portion under the subcaption "Report of the Compensation Committee of the Board of Directors on Executive Compensation") and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

This information is contained in the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 14, 1994 under the captions
"Certain Beneficial Owners" and "Election of Directors" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is contained in the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 14, 1994 under the caption
"Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.


                           Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a) (1) Financial Statements

     Consolidated Statement of Operations for each of the three years in the period ended January 2, 1994
     Consolidated Statement of Financial Condition at January 2, 1994
       and January 3, 1993
     Consolidated Statement of Shareholders' Equity for each of the three years in the period ended January 2, 1994
     Consolidated Statement of Cash Flows for each of the three years in the period ended January 2, 1994
     Notes to Consolidated Financial Statements
     Report of Independent Accountants and Independent Auditors' Report

(a) (2) Financial Statement Schedules

       For each of the three years in the period ended January 2, 1994 V - Property, Plant and Equipment
     VI - Accumulated Depreciation
   VIII - Valuation and Qualifying Accounts
     IX - Short-Term Borrowings
      X - Supplementary Income Statement Information

The registrant's financial statement schedules are included in item 8 herein.

(a) (3) Exhibits

The exhibits filed as a part of this Annual Report on Form 10K are:


Exhibit                                                                        Incorporated Herein By
Number                        Exhibit                                          Reference as Filed With
- -------        --------------------------------------                          -----------------------

 3(A)          Amended and Restated Articles of
               Incorporation and Amendments Thereto                            1990 Form 10-K as Exhibit 3(A)

 3(B)          Amended and Restated By-Laws                                    Form 10-Q/A for the second quarter
                                                                               ended 7-4-93 as exhibit 3(ii)


Instruments defining the Rights of Security-Holders, including Indentures:
  Pursuant to Item 601 (b)(4)(iii) (A) of Regulation S-K, the registrant is not filing certain documents because the total amount of debt securities authorized under each such document does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish a copy of each such document to the Commission upon request.


 4(G)          Rights Agreement, as amended                                    Form 8-K dated June 16, 1986
                                                                               Form 8-K dated February 23, 1989

10(A)  *       1978 Stock Option Plan for Officers and Key Employees           1980 Form 10-K as Exhibit 10(A)
               -Amendments                                                     1982 Form 10-K as Exhibit 10(A)

10(B)  *       Management Incentive Plans

10(C)  *       Employment Agreement with Byron O. Pond dated                   Form 10-Q for the third quarter
               October 31, 1993                                                ended 10-4-93 as Exhibit 10(F)

10(D)  *       Unfunded Deferred Compensation Plan for Directors               1982 Form 10-K as Exhibit 10(D)

10(E)  *       1988 Arvin Industries, Inc. Stock Benefit Plan                  1991 Form 10-K as Exhibit 10(E)
               -Amendments                                                     Form 10-Q/A for the second quarter

11             Computation of Earnings Per Share of Common Stock

21             Subsidiaries of the Registrant

23(A)          Consent of Independent Accountants
23(B)			       Consent of Independent Accountants


* This exhibit is a management contract or compensatory plan or arrangement.


(b) Reports on Form 8-K
- ------------------------

No reports on Form 8-K were filed by the Company during the fourth quarter of 1993.


SIGNATURES

                                   Arvin Industries, Inc.



                                    by: ____________________
                                   R.A. Smith
                                   Vice President-Finance &
                                   Chief Financial Officer



                                    by: ____________________

                                   R.L. Emshwiller Controller
                                   & Chief Accounting Officer


Date:  March  31, 1994


  The signatures that follow constitute a majority of the Board of Directors of the Registrant.

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


J.K. Baker                                           March 31, 1994
Chairman of the Board of Directors

B.O. Pond                                            March 31, 1994
Chief Executive Officer and President

V.W. Hunt                                            March 31, 1994
Executive Vice President and Director

J.P. Allen                                           March 31, 1994
Director

R.E. Fowler                                          March 31, 1994
Director

J.P. Flannery                                        March 31, 1994
Director

R.W. Hanselman                                       March 31, 1994
Director

D.J. Kacek                                           March 31, 1994
Director

Exhibit 10 (B)

Arvin Industries, Inc.
Management Incentive Plans

For many years the Company has established annual incentive plans for its executive officers and other key employees. These plans provide for the payment to the eligible employees of additional cash compensation based on Comapny, divisional or individual performance as measured against criteria established at the beginning of the year. The executive officers of the Company were eligible for incentive compensation payments under the "1993 Executive Incentive Plan" which was approved by the Compensation Committee of the Board of Directors or Arvin Industries, Inc. The "1993 Executive Incentive Plan" provided for payments based on earnings per share and the acheivement of certain financial and other business-related objectives at the beginning of the year.


Exhibit 11

Arvin Industries, Inc.
Computation of Earnings Per Share of Common Stock
(amounts in thousands except share amounts)


Primary Earnings Per Share                    1993                  1992                 1991
  (average shares outstanding)         ------------------    -----------------   -----------------


Income from continuing operations           $   40,341            $   39,896          $   21,632
Income from discontinued operation,
  net of tax                                       -                     -                 1,207
Cumulative effect of changes in
  accounting principles, net of tax                -                 (33,514)                -
Preferred stock dividends                          -                  (5,822)             (7,762)
                                               --------              --------            --------
Net income to common stock                  $   40,341            $      560          $   15,077
                                               --------              --------            --------

Average shares of common stock
  outstanding                               21,911,985            19,732,568          18,867,267
Incremental common shares applicable
  to common stock options based on the
  common stock daily average market
  price during the period                      399,477               321,286             226,815
                                            ----------            ----------          ----------
Average common shares, as adjusted          22,311,462            20,053,854          19,094,082
                                            ----------            ----------          ----------

Earnings (charge) per average share
  of common stock:
    Continuing operations                   $     1.81            $     1.70          $     0.73
    Discontinued operations                       0.00                  0.00                0.06
    Cumulative effect of changes in
      accounting principles                       0.00                 (1.67)               0.00
                                            ----------            -----------         ----------
                                            $     1.81            $     0.03          $     0.79
                                            ----------            -----------         ----------

Fully Diluted Earnings Per Share: (1)

Net income to common stock                      40,341                   560              15,077
Preferred stock dividends                           -                  5,822               7,762
Interest expense for 7.5% convertible
  debentures, net of tax                         4,500                 1,125                 -
                                            ----------            -----------         -----------
Net income to common stock, assuming
  full dilution                             $   44,841            $    7,507          $   22,839
                                            ----------            -----------         -----------

Average shares of common stock
  outstanding                               21,911,985            19,732,568          18,867,267
Incremental common shares applicable
  to common stock based on the more
  dilutive of the common stock ending
  or average market price during the
  period                                       459,917               360,605             254,989
Average common shares issuable assuming
  conversion of 7.5% convertible
  debentures and preferred stock             3,421,212             3,565,290           3,630,780
                                            ----------            -----------         ----------
Average common shares assuming
  full dilution                             25,793,114            23,658,463          22,753,036
                                            ----------            -----------         ----------

Fully diluted earnings per average share,
  assuming conversion of all applicable
  securities:
    Continuing operations                   $     1.74            $     1.73          $     0.95
    Discontinued operations                       0.00                  0.00                0.05
    Cumulative effect of changes in
      accounting principles                       0.00                 (1.42)               0.00
                                            ----------            -----------         ----------
                                            $     1.74            $     0.32          $     1.00
                                            ----------            -----------         ----------

(1) Fully diluted earnings per share amounts are shown for 1992 and 1991 in accordance with Securities and Exchange Commission requirements although not in accordance with Accounting Principles Board Opinion No. 15 because they result in anti-dilution.


Exhibit 21

Arvin Industries, Inc.
Subsidiaries of the Registrant


Subsidiary Name																									Jurisdiction of
							                                 Organization
- ----------------                        ------------------
Maremont Corporation                    Delaware
Schrader Automotive, Inc.		             Delaware
Valvulas Schrader Do Brazil, S.A.       Brazil
Schrader Automotive, Inc.               Canada
Schrader Holdings, South Africa Pty     South Africa
Gabriel Europe, Inc.                    Delaware
Arvin Ride Control Products, Inc.       Canada
Gabriel Ride Control                    Delaware
Maremont Exhaust Products               Delaware
AVM, Inc.                               South Carolina
Gabriel South Africa                    South Africa
Arvin Automotive of Canada              Canada
Q International, Inc.                   Delaware
Arvin Mexico                            Mexico
Space Industries International, Inc.    Delaware
Arvin International Holding, Inc.       Indiana
Roll Coater, Inc.                       Indiana
Arvin Cheswick International B.V.		     The Netherlands
Arvin Cheswick B.V.		                   The Netherlands
Arvin Cheswick S.A                      Spain
Arvin International U.K., PLC           United Kingdom
Arvin Ride Control Products, Inc.       Canada
Arvin Cheswick UK Ltd	                  United Kingdom


Exhibit 23(A)

Arvin Industries, Inc.
Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-50371, No. 33-50381, No. 33-21717,
No. 33-19049, No. 33-04407, No. 2-97395, No. 2-78417, and No. 33-40438)
of Arvin Industries, Inc. of our report dated February 1, 1994 except as to Note 5 which is as of February 16, 1994, appearing in this Form 10-K.

Price Waterhouse

Indianapolis, Indiana
March 29, 1994

Exhibit 23(B)

Arvin Industries, Inc.
Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. 33-34818 and No. 33-41242) of Arvin Industries, Inc. of our report dated February 1, 1994 except as to Note 5 which is as of February 16, 1994, appearing in this Form 10-K.

Price Waterhouse

Indianapolis, Indiana
March 29, 1994