Form 10-K
period 1994-01-02
ARVIN INDUSTRIES INC
filed 1994-03-31
CIK 7636

LEGEND

INSERT TO 10-K

THIS FORM 10-K OF ARVIN INDUSTRIES, INC. IS IDENTICAL (BUT FOR THE DELETION OF THE "CONFIRMING COPY" TAG) TO THE COPY THAT WAS TRANSMITTED ON EDGAR ON MARCH 31, 1994 AND PREVIOUSLY DISSEMINATED ELECTRONICALLY.

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
(Exact name of Registrant as specified in itscharter)

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



EXECUTIVE OFFICERS OF THE REGISTRANT:


                                                                         Date First
                                                                         Elected to
     Name           Age            Offices Held                          Exec. Office
- - - ------------------------------------------------------------------------------------

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


Market Price Ranges and Quarterly Dividends Paid


                                                      Common Shares
                                     --------------------------------------
                                                          Market Price
                                                    -----------------------
                                     Dividend          High          Low
- - - ---------------------------------------------------------------------------

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
FISCAL 1992
First Quarter                         $.17            $ 26 1/2    $ 19 3/4
Second Quarter                         .17              27 3/8      23 5/8
Third Quarter                          .17              29 7/8      24 3/4
Fourth Quarter                         .19              32 1/4      22 3/8



  As of March 7, 1994, Arvin had 6,399 holders of record of its Common Shares.

ITEM 6. SELECTED FINANCIAL DATA


Five-Year Consolidated Financial Summary;
(Dollars in thousands except per share amounts)
- - - -----------------------------------------------


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


Sales to three customers exceeded 10 percent of total net sales in 1993. In 1992 and 1991, sales to two customers exceeded 10 percent of total net sales. Sales to all three customers are included in the business segments as follows:


                                     1993                1992             1991
                           ------------------------------------------------------------
                                        Percent             Percent            Percent
                                          of                  of                 of
Business Segment               Amount    Sales     Amount    Sales    Amount    Sales
- - - ----------------           ------------------------------------------------------------

Automotive Original
 Equipment customer one       $294,146   15.2%    $325,678   17.2%   $308,117   18.4%
Automotive Original
 Equipment customer two        197,580   10.2      148,244    7.8     141,604    8.4
Technology                     193,991   10.0      199,647   10.6     203,943   12.2
                           ------------------------------------------------------------
                              $685,717   35.4%    $673,569   35.6%   $653,664   39.0%
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

KPMG Peat Marwick

Houston, Texas
January 25, 1994


Schedule V

Arvin Industries, Inc.
Property, Plant and Equipment
(Dollars in thousands)

                               Balance                                                           Balance
                              Beginning        Additions       Retirements       Other            End of
Classification                 of Year          at Cost          or Sales       Changes            Year
- - - --------------                ----------       ----------       -----------     ----------       -----------

Year ended January 2, 1994
  Land                        $ 20,930         $       0        $     975       $ (1,966)        $ 17,989
  Buildings and leasehold
    improvements               156,432             9,868            5,808         (6,696)         153,796
  Machinery and equipment      571,058            68,257            7,949        (17,757)         613,609
  Construction in progress      47,598            14,748 (1)            0         (8,741)          53,605
                              ----------       ----------       -----------     ----------       -----------
    Totals                    $796,018         $  92,873        $  16,133       $(33,759) (2)    $838,999
                              ----------       ----------       -----------     ----------       -----------

Year ended January 3, 1993
  Land                        $ 22,587         $       2        $       1       $ (1,658)        $ 20,930
  Buildings and leasehold
    improvements               155,103             7,768              689         (5,750)         156,432
  Machinery and equipment      531,268            66,347            9,545        (17,012)         571,058
  Construction in progress      26,762            27,105 (1)            0         (6,269)          47,598
                              ----------       ----------       -----------     ----------       -----------
    Totals                    $735,720         $ 101,222        $  10,235       $(30,689) (3)    $796,018
                              ----------       ----------       -----------     ----------       -----------

Year ended December 29, 1991
  Land                        $ 22,290         $     355        $       2       $    (56)        $ 22,587
  Buildings and leasehold
    improvements               155,881            11,618              808        (11,588)         155,103
  Machinery and equipment      506,397            57,375            9,202        (23,302)         531,268
  Construction in progress      28,841             5,215 (1)           44         (7,250)          26,762
                              ---------        ----------       ----------      ----------       ----------
    Totals                    $713,409         $  74,563        $  10,056       $(42,196) (4)    $735,720
                              ---------        ----------       ----------      ----------       ----------

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



Schedule VIII

Arvin Industries, Inc.
Valuation and Qualifying Accounts
(Dollars in thousands)


                                                            ADDITIONS
                                                    ------------------------
                                      Balance at    Charged to    Charged to    Deductions     Balance at
                                       Beginning     Costs and      Other           from         End of
  Description                           of Year      Expenses      Accounts       Reserves        Year
- - - ---------------------------------    ------------   -----------  -----------    -----------    -----------

Year ended January 2, 1994
  Allowance for doubtful accounts       $ 4,151       $ 1,193      $ (105) (1)    $   (39) (2)  $ 5,278 (2)
  Accumulated amortization of excess
   of cost over acquired net assets     $21,545       $ 5,356      $   -                -       $26,901
  Valuation allowance for deferred
   tax assets                           $ 7,777       $ 5,302      $   -          $ 3,221       $ 9,858

Year ended January 3, 1993
  Allowance for doubtful accounts       $ 6,935       $ 1,670      $ (246) (1)    $ 4,208  (2)  $ 4,151
  Accumulated amortization of excess
   of cost over acquired net assets     $16,383       $ 5,127      $   35               -       $21,545
  Valuation allowance for deferred
   tax assets                           $ 7,433       $ 3,217      $    -         $ 2,873       $ 7,777

Year ended December 29, 1991
  Allowance for doubtful accounts       $ 6,834       $ 2,474      $   39  (1)    $ 2,412  (3)  $ 6,935
  Accumulated amortization of excess
   of cost over acquired net assets     $11,257       $ 5,126      $    -         $     -       $16,383
  Valuation allowance for deferred
   tax assets                           $ 8,040       $   686           -         $ 1,293       $ 7,433


(1)  Includes translation adjustment.
(2)  Includes accounts charged off, net of recoveries and reclassification of reserves.
(3)  Includes accounts charged off, net of recoveries.



Schedule IX

Arvin Industries, Inc.
Short-Term Borrowings
(Dollars in thousands)

                                                         Maximum             Average               Weighted
Category of                                Weighted       Amount              Amount               Average
Aggregate                       Balance     Average     Outstanding        Outstanding           Interest Rate
Short-Term                     at End of   Interest     During the         During the             During the
Borrowings                      Period      Rate (1)      Period            Period (2)            Period (3)
- - - ----------                    ----------  ----------   -----------       ---------------        ---------------

Year ended January 2, 1994:
  Notes payable to banks        $ 6,420      13.6%       $63,793            $32,677                 10.3%

Year Ended January 3, 1993:
  Notes payable to banks        $18,233      11.1%       $45,378            $29,745                 12.1%


Year Ended December 29, 1991:
  Notes payable to banks        $34,442      11.6%      $123,120            $93,465                 10.4%



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

(a) (3) Exhibits

The exhibits filed as a part of this Annual Report on Form 10K are:


Exhibit                                                                        Incorporated Herein By
Number                        Exhibit                                          Reference as Filed With
- - - -------        --------------------------------------                          -----------------------

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


(b) Reports on Form 8-K
- - - ------------------------

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


Exhibit 21

Arvin Industries, Inc.
Subsidiaries of the Registrant


Subsidiary Name																									Jurisdiction of
							                                 Organization
- - - ----------------                        ------------------
Maremont Corporation                    Delaware
Schrader Automotive, Inc.		             Delaware
Valvulas Schrader Do Brazil, S.A.       Brazil
Schrader Automotive, Inc.               Canada
Schrader Holdings, South Africa Pty     South Africa
Gabriel Europe, Inc.                    Delaware
Arvin Ride Control Products, Inc.       Canada
Gabriel Ride Control                    Delaware
Maremont Exhaust Products               Delaware
AVM, Inc.                               South Carolina
Gabriel South Africa                    South Africa
Arvin Automotive of Canada              Canada
Q International, Inc.                   Delaware
Arvin Mexico                            Mexico
Space Industries International, Inc.    Delaware
Arvin International Holding, Inc.       Indiana
Roll Coater, Inc.                       Indiana
Arvin Cheswick International B.V.		     The Netherlands
Arvin Cheswick B.V.		                   The Netherlands
Arvin Cheswick S.A                      Spain
Arvin International U.K., PLC           United Kingdom
Arvin Ride Control Products, Inc.       Canada
Arvin Cheswick UK Ltd	                  United Kingdom


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