Form 10-Q
period 1994-04-03
ARVIN INDUSTRIES INC
filed 1994-05-13
CIK 7636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
  ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 3, 1994

  (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         Commission File Number 1-302
                                -----

ARVIN INDUSTRIES, INC.
- - ----------------------
(Exact name of Registrant as specified in its charter)


  Indiana                                    35-0550190
- - -------------------------------              ------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


  One Noblitt Plaza, Box 3000
  Columbus, IN                               47202-3000
- - -------------------------------              --------------
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
                                                       ---    ---

As of April 3, 1994, the Registrant had outstanding 22,160,739
Common Shares (excluding treasury shares), $2.50 par value.

ARVIN INDUSTRIES, INC.

Part I.       Financial Information

              Consolidated Statement of Operations
              Three Months Ended April 3, 1994 and
              April 4, 1993

              Consolidated Statement of Financial Condition
              April 3, 1994 and January 2, 1994

              Consolidated Statement of Cash Flows
              Three Months Ended April 3, 1994 and
              April 4, 1993

              Notes to Consolidated Financial Statements

              Management's Discussion and Analysis of
              Financial Condition and Results of Operations

ARVIN INDUSTRIES, INC. AND SUBSIDIARIES
- - ---------------------------------------

Consolidated Statement of Operations
(Dollars in millions except per share amounts)

                                             (Unaudited)
                                            Three  Months
                                                Ended
                                       ------------------------
                                         April         April
                                           3,            4,
                                          1994          1993
                                       ---------    -----------
NET SALES                                $479.2        $453.1
COSTS AND EXPENSES:
     Cost of goods sold                   406.9         382.5
     Selling, operating general
       and adminstrative                   47.6          50.4
     Corporate general and
       administrative                       2.5           3.7
     Interest expense                       9.6           9.6
     Interest income                       (0.5)         (0.6)
     Other expense, net                     3.6           0.5
                                        --------       -------
                                          469.7         446.1
                                        --------       -------
EARNINGS FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES            9.5           7.0
Income taxes                               (3.9)         (3.7)
Minority interest share of (income)/loss   (0.3)          0.4
Equity earnings (loss) of affiliates       (0.2)          1.9
                                         -------        ------
EARNINGS FROM CONTINUING OPERATIONS         5.1           5.6
                                         -------        ------

     Income from discontinued operations,
       net of income taxes of $ 0.1 and
       $ 0.4, respectively                  0.2           0.5
                                         -------        ------

NET EARNINGS                               $5.3          $6.1
                                         =======        ======
EARNINGS PER COMMON SHARE:
     Primary
          Continuing Operations           $0.23         $0.26
          Discontinued Operations         $0.01         $0.02
                                         -------       -------
          Total                           $0.24         $0.28
                                         =======       =======

AVERAGE COMMON SHARES OUTSTANDING        22,513        22,188
                                         =======       =======
DIVIDENDS PER COMMON SHARE                $0.19         $0.19
                                         =======       =======

ARVIN INDUSTRIES, INC. AND SUBSIDIARIES
- - ---------------------------------------

CONSOLIDATED STATEMENT OF
FINANCIAL CONDITION
(Dollars in millions)
                                     ARRIL 3,                JANUARY 2,
                                       1994                     1994
                                   (UNAUDITED)               (AUDITED)
                                  -------------            -------------
CURRENT ASSETS:
  Cash and cash equivalents           $24.7                    $39.1
  Receivables, net of allowances      289.6                    255.3
  Inventories                         110.0                    117.9
  Other current assets                 76.8                     78.5
                                    ---------                ---------
     Total current assets             501.1                    490.8
                                    ---------                ---------
NON-CURRENT ASSETS:
  Property, plant and
   equipment (at cost):
    Land, buildings, machinery
     & equipment                      819.3                    839.0
      Less: Allowance for
       depreciation                   419.1                    428.4
                                    --------                ----------
                                      400.2                    410.6
  Excess of cost over acquired
    net assets                        183.8                    185.3
  Investment in affiliates             84.2                     88.0
  Net assets related to
   discontinued operations             37.9
  Other assets                         64.9                     71.5
                                   ----------               ----------
     Total non-current assets         771.0                    755.4
                                   ----------               ----------
                                   $1,272.1                 $1,246.2
                                   ==========               ==========

LIABILITIES AND SHAREHOLDERS'
EQUITY:

CURRENT LIABILITES:
  Short-term debt                     $20.8                     $9.0
  Accounts payable                    175.8                    160.2
  Accrued expenses                     79.5                     85.8
  Income taxes payable                  5.6                       --
                                    --------                 --------
     Total current liabilities        281.7                    255.0
                                    --------                 --------

  Accrued employee benefits            53.2                     53.0
  Deferred income taxes and other      21.9                     24.7
  Long-term debt                      431.7                    433.6
  Minority interest                    61.0                     59.3
                                    --------                 --------
     Total non-current liabilities    567.8                    570.6
                                    --------                 --------

SHAREHOLDERS' EQUITY:
  Capital stock:
      Preferred shares (no par
       value, authorized 8,978,058
       in 1994; none issued and
       outstanding                       --                       --
      Common shares ($2.50 par
       value)                          60.3                     60.2
  Capital in excess of par value      205.9                    204.7
  Retained earnings                   228.4                    227.3
  Cumulative translation adjustment   (27.5)                   (26.7)
  Common shares held in
   treasury (at cost)                 (44.5)                   (44.9)
                                    --------                 --------
     Total shareholders' equity       422.6                    420.6
                                  ----------                ---------
                                   $1,272.1                 $1,246.2
                                  ==========               ==========

ARVIN INDUSTRIES, INC. AND SUBSIDIARIES
- - ---------------------------------------

Consolidated Statement of Cash Flows
(Dollars in millions except per share amounts)

                                                       (Unaudited)
                                                   Three Months Ended
                                                 April 3,       April 4,
                                                   1994           1993
                                                ---------      ---------
OPERATING ACTIVITIES:
 Net earnings                                       5.3          6.1
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation                                  17.7         16.4
     Amortization of intangibles                    1.7          1.5
     Deferred income taxes, long-term              (1.6)        (0.6)
     Other                                         (4.0)         1.4
     Changes in operating assets and liabilities:
       Receivables                                (48.7)       (19.8)
       Inventories and other current assets        (1.7)       (14.2)
       Payables and other accrued expenses         27.2         16.3
       Income taxes payable and deferred taxes      7.4        (13.9)
                                                 --------     --------
NET CASH PROVIDED BY (USED FOR)
  OPERATING  ACTIVITIES                             3.3         (6.8)
                                                 --------     --------
INVESTING ACTIVITIES:
 Purchase of property, plant and equipment        (20.8)       (21.2)
 Proceeds from sale of property, plant
   and equipment                                    0.1          2.4
 Other                                               --         (0.8)
                                                 --------     --------
NET CASH USED FOR INVESTING
 ACTIVITIES                                       (20.7)       (19.6)
                                                 --------     --------
FINANCING ACTIVITIES:
 Change in short-term debt, net                    12.8         20.9
 Proceeds from long-term borrowings                75.0           --
 Principal payments on long-term debt             (75.0)
 Purchase of treasury shares                         --         (0.1)
 Exercise of stock options                          1.1          3.4
 Dividends paid                                    (4.2)        (4.1)
 Other                                             (0.8)        (0.9)
                                                 --------     --------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                         8.9         20.2
                                                 --------     --------
CASH AND CASH EQUIVALENTS:
 Effect of exchange rate changes on cash           (0.6)        (0.5)
                                                 --------     --------

 Net decrease                                      (9.1)        (6.7)
                                                 --------     --------

 Beginning of the year                             39.1         14.6
                                                 --------     --------

 End of the quarter                                30.0          7.9
                                                 --------     --------

ARVIN INDUSTRIES, INC. AND SUBSIDIARIES
- - ---------------------------------------

Notes to Consolidated Financial Statements

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present a fair statement of the results of operations for the periods reported. All such adjustments are of a normal and recurring nature.

2. The results of operations are not necessarily indicative of the results to be expected for the full year.

3. Effective April 14, 1994, the Company adopted a plan to sell its Schrader Automotive unit. Accordingly, Schrader is reported as a discontinued operation at April
3, 1994, and the consolidated financial statements have been reclassified to report separately the net assets and operating results of the business. The Company's prior years operating results have been restated to reflect continuing operations.

Net assets of the discontinued operation at April 3, 1994 consist of assets amounting to $ 61 million and liabilities of $ 23 million. The selling price is expected to approximate Schrader's book value at the time of the closing of the transaction, plus selling expenses. Schrader's revenues for the quarters ended April 3, 1994 and April 4, 1993 were $ 23 million and
$ 23 million, respectively.

4. There were options for 1,891,270 and 1,709,856 common shares outstanding as of April 3, 1994 and April 4, 1993, respectively. Earnings per share calculations include the dilutive options in the determination of the weighted average common and common equivalent shares outstanding. Interest paid, net of tax, on the 7.5 percent convertible subordinated debentures is added to net earnings in calculating fully diluted earnings per share.

5. The Company's method of pooling by individual natural inventory components (e.g., steel, substrate, labor and overhead) in computing an overall weighted average index that is applied to the total dollar value of the ending inventory makes it impractical to classify LIFO inventories into the finished goods, work in process and raw material components.

6. The Company is also defending various environmental claims and legal actions that arise in the normal course of business, including matters in which the Company has been designated a potentially responsible party at certain waste disposal sites or has been notified that it may be a potentially responsible party at other sites as to which no proceedings have been initiated. Neither the remediation method, amount of remediation costs nor the allocation among potentially responsible parties has been determined at the majority of these sites. At some of these sites the information currently available leads the Company to believe it has very limited or even de minimis responsibility.

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

The Company has provided for reasonably estimable costs of study, cleanup, remediation and certain other environmental matters, taking into account, as applicable, avaliable information regarding site conditions, potential cleanup methods and the extent to which other parties can be expected to bear those costs. The Company does not expect that resulting liabilities beyond provisions already recorded will have a materially adverse effect on the Company's financial position.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- - ---------------------

Sales from continuing operations for the quarter ended April
3, 1994 were $479 million, representing an increase of $26 million, or 6 percent, over first quarter 1993 sales of $453 million. First quarter 1994 earnings from continuing operations were $5.1 million, a decrease of $0.5 million when compared to 1993 first quarter income of $5.6 million. Earnings per common share from continuing operations of $.23 in the first quarter of 1994 represented a $.03 per share decrease from the $.26 earnings per share reported in the first quarter of 1993.

SEGMENT INFORMATION
- - -------------------

AUTOMOTIVE ORIGINAL EQUIPMENT

Original Equipment ("OE") segment sales from continuing operations increased $13 million, or 5 percent, to $258 million in the first quarter of 1994 versus $245 million in the first quarter of 1993. OE operating profit was 2 percent higher at $12.4 million during the first quarter of 1994 versus $12.2 million in the first quarter of 1993.

Increased OE sales during the first quarter of 1994 were attributable to increased North American vehicle production, which was 270,000 units or 8 percent higher than the first quarter of 1993, and new exhaust business in North America. European sales volumes remained flat when compared to the first quarter of 1993. OE operating profit, worldwide, was virtually unchanged primarily due to the continued recessionary and pricing pressures in Europe.

AUTOMOTIVE REPLACEMENT

Automotive Replacement ("Replacement") segment sales increased $12 million, or 9 percent, to $142 million in 1994 compared to $130 million in the first quarter of 1993.
Replacement operating profit for the first quarter of 1994 reflected a 57 percent increase to $7.7 million versus
1993 first quarter Replacement operating profit of $4.9 million.

The increase in 1994 first quarter Replacement sales was primarily the result of increased demand for replacement products in the U.S. Demand for Replacement products in Europe during the first quarter was comparable to the first quarter of 1993. The increase in operating profit was the combined result of increased sales and productivity gains in selling, general and administration.

TECHNOLOGY

During the third quarter of 1993, the Company completed the combination of the assets of its Calspan subsidiary with the assets of Space Industries, Inc. This transaction was accounted for as a purchase. The Company owns approximately 70 percent of the new company, Space Industries International, Inc.

Technology segment sales of $53 million for the first quarter of 1994 were virtually unchanged from the first quarter of 1993. Operating profit decreased $1.2 million, to $0.1 million during the first quarter of 1994, from $1.3 million in the first quarter of 1993.

Operating profit declined during the quarter partially as a result of the former Calspan subsidiary encountering continued increased competition in securing government contracts. This has resulted in higher costs being incurred in conjunction with new bid and proposal activity.

The operating profit of the former Space Industries, Inc. was adversely affected during the first quarter of 1994 primarily due to lower government spending on space related programs combined with increased general and administrative costs in establishing a Washington D.C. based company headquarters.

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

INDUSTRIAL

Industrial segment sales of $26 million for the first quarter of 1994 increased $1 million, or 2 percent, relative to the first quarter of 1993. Operating profit of $2.9 million decreased $0.3 million when compared to the first quarter of 1993. Operating profit was negatively impacted by an unfavorable product mix during the quarter.

The continued recessionary pressures in Europe during the first quarter of 1994 negatively affected the the Company's equity earnings from affiliates.

FINANCIAL CONDITION
- - -------------------

LIQUIDITY

The Company's working capital decreased $16 million from year-end 1993 through April 3, 1994, primarily due to the reclassification of the net assets related to the discontinued Schrader operations. The reclassification also resulted in a drop in the current ratio to 1.8 at April 3, 1994 compared to 1.9 at year-end 1993.

On April 11, 1994 the Company filed a shelf registration with the Securities and Exchange Commission. Under this filing, which became effective April 22, 1994, the Company may issue up to $225 million of various Arvin debt and equity securities.

The proceeds generated from the sale of Schrader will be used to reduce debt.

CAPITAL EXPENDITURES

1994 planned capital expenditures are adequate for normal replacement and consistent with projections for future sales and earnings. Current year expenditures are expected to be funded from internally generated funds. During the first quarters of both 1994 and 1993 capital expenditures were approximately $21 million.


OTHER MATTERS

Effective April 14, 1994 the Company adopted a plan to sell its Schrader Automotive unit. Accordingly, Schrader has been reported as a discontinued operation at April 3, 1994 and the consolidated financial statements have been reclassified to report separately the net assets and operating results of the business. The selling price of the business is expected to approximate Schrader's net book value at the time the transaction is closed, plus selling expenses.

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

At the Company's former Platt Saco Lowell operations, the
Company is a participant with the EPS and the current owner in a corrective action proceeding under the Resource Conservation and Environmental Recovery Act. Ground water and surface treatment facilities have been installed as interim measures. A final phase remediation feasibility study is expected to commence in 1994 to identify potential remediation alternatives and related cost estimates. Pending completion of such study the Company does not possess sufficient information to reasonsably estimate its remediation costs at Platt Saco Lowell beyond provisions already recorded.

The Company has provided for reasonably estimable costs of study, cleanup, remediation and certain other environmental matters, taking into account, as applicable, available information regarding site conditions, potential cleanup methods and the extent to which other parites can be expected to bear those costs. The Company does not expect that resulting liabilities beyond provisions already recorded will have a materially adverse effect on the Company's financial position.


Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          4 Indenture, dated as of July 3, 1990, between the registrant and Harris Trust and Savings
                Bank, as trustee (Incorporated herein by reference to exhibit 4-4 to the registrant's
                Registration Statement on Form S-3, No. 33-53087).

     (b)  Reports on Form 8-K.

                Report dated February 3, 1994 - Items 5 and 7:
                On January 26, 1994, the registrant announced the call for redemption in full on March 1, 1994 of its 8 3/8 percent Notes due March 1, 1997. On February 2, 1994, the registrant announced its unaudited operating results for the fiscal year and quarter ended January 2, 1994. The registrant also reported its offering of $75,000,000 of Notes due February 15, 2001 and filed certain exhibits relating to that offering.

Signatures
- - ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ARVIN INDUSTRIES, INC.
                              ----------------------
                                    (Registrant)






                              _______________________
                              R.A. Smith
                              Vice President-Finance,
                              Chief Financial Officer &
                              Chief Accounting Officer


                              Date:  May 13, 1994