Form 10-Q
period 1994-07-03
ARVIN INDUSTRIES INC
filed 1994-08-16
CIK 7636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
  ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 3, 1994

  (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-302
                       -----

ARVIN INDUSTRIES, INC.
- ----------------------
(Exact name of Registrant as specified in its charter)


         Indiana                                       35-0550190
- -------------------------------                 -----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification No.)


       One Noblitt Plaza, Box 3000
              Columbus, IN                            47202-3000
- ----------------------------------------            --------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:
(812) 379-3000

Indicate by check mark whether the Registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes  X   NO    .
                                                       ---     ---
As of August 8, 1994, the Registrant had outstanding 22,192,231 Common Shares (excluding treasury shares), $2.50 par value.

ARVIN INDUSTRIES, INC.

Part I.       Financial Information

              Consolidated Statement of Operations
              Three Months and Six Months Ended
              July 3, 1994 and July 4, 1993

              Consolidated Statement of Financial Condition
              July 3, 1994 and January 2, 1994

              Consolidated Statement of Cash Flows
              Six Months Ended July 3, 1994 and
              July 4, 1993

              Condensed Notes to Consolidated Financial Statements

              Management's Discussion and Analysis of
              Financial Condition and Results of Operations

ARVIN INDUSTRIES, INC. AND SUBSIDIARIES
- ---------------------------------------

Consolidated Statement of Operations
(Dollars in millions except per share amounts)
                                                   (UNAUDITED)
                                  ------------------------------------------
                                   Three Months Ended      Six Months Ended
                                  --------------------    ------------------
                                    July 3,    July 4,     July 3,  July 4,
                                     1994       1993        1994     1993
                                  ---------  ---------    -------- ---------
NET SALES                           $539.3    $497.2      $1,018.5   $950.3
COSTS AND EXPENSES:
     Cost of goods sold              451.4     412.6         858.1    795.1
     Selling, operating general
       and administrative             49.0      48.6          96.6     99.0
     Corporate general and
      administrative                   3.5       4.2           6.0      7.9
     Interest expense                 11.1       9.2          20.7     18.8
     Interest income                  (0.4)     (0.4)         (0.9)    (1.0)
     Other expense (income), net       1.2      (0.3)          5.0      0.2
                                   --------   -------       ------- -------
                                     515.8     473.9         985.5    920.0
                                   --------   -------       ------- -------
EARNINGS FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES       23.5      23.3          33.0     30.3
Income taxes                          (9.7)     (9.3)        (13.6)   (13.0)
Minority interest (income)/loss       (0.5)      0.3          (0.8)     0.8
Equity earnings of affiliates          0.7       1.2           0.5      3.1
                                    -------    ------        ------  ------
EARNINGS FROM CONTINUING OPERATIONS   14.0      15.5          19.1     21.2
                                    -------    ------        ------  ------

Income from discontinued operations,
  net of income taxes of $0.0, $0.8,
  $0.1 and $1.2 respectively           0.0       1.0           0.2      1.4
                                    -------    ------        ------  ------
NET EARNINGS                         $14.0     $16.5         $19.3    $22.6
                                    -------    ------        ------  ------

EARNINGS PER COMMON SHARE:
Primary Earnings Per Share:
 Continuing Operations                $0.63     $0.70         $0.85   $0.95
 Discontinued Operations              $0.00     $0.04         $0.01   $0.07
   Total                              $0.63     $0.74         $0.86   $1.02

Fully Diluted Earnings Per Share:
 Continuing Operations                $0.59     $0.65         $0.83   $0.91
 Discontinued Operations              $0.00     $0.03         $0.01   $0.06
   Total                              $0.59     $0.68         $0.84   $0.97

AVERAGE COMMON SHARES OUTSTANDING
 Primary                              22.4      22.4          22.4    22.3
 Fully Diluted                        25.8      25.8          25.9    25.7


DIVIDENDS PER COMMON SHARE            $0.19    $0.19          $0.38   $0.38

See notes to consolidated financial statements.

ARVIN INDUSTRIES, INC. AND SUBSIDIARIES
- ---------------------------------------
CONSOLIDATED STATEMENT OF
FINANCIAL CONDITION
(Dollars in millions)
                                                (UNAUDITED)
                                       -----------------------------
                                          JULY 3,         JANUARY 2,
                                           1994            1994 (1)
                                       ---------         ----------
CURRENT ASSETS:
  Cash and cash equivalents               $24.8             $34.3
  Receivables, net of allowances          324.5             242.9
  Inventories                             118.4             108.3
  Other current assets                     75.9              75.1
                                       ---------         --------
     Total current assets                 543.6             460.6
                                       ---------         --------
NON-CURRENT ASSETS:
  Land, buildings, machinery
   & equipment (at cost)                  843.2             791.4
  Less: Allowance for
   depreciation                           438.2             403.2
                                       --------          --------
                                          405.0             388.2
  Excess of cost over acquired
    net assets                            184.9             185.3
  Investment in affiliates                 86.0              84.0
  Net assets of discontinued
    operations                             43.8              41.0
  Other non-current assets                 57.7              71.0
                                       ---------         --------
     Total non-current assets             777.4             769.5
                                      ----------         --------
TOTAL ASSETS                           $1,321.0          $1,230.1
                                      ----------         --------

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Short-term debt                         $21.4              $8.0
  Accounts payable                        198.1             153.3
  Accrued expenses                         91.0              80.7
  Income taxes payable                      8.7               0.0
                                       --------          --------
     Total current liabilities            319.2             242.0
                                       --------          --------
  Accrued employee benefits                54.8              52.4
  Deferred income taxes and other          22.5              23.3
  Long-term debt                          424.8             432.4
  Minority interest                        61.2              59.3
                                       --------          --------
     Total non-current liabilities        563.3             567.4
                                       --------          --------

SHAREHOLDERS' EQUITY:
  Capital stock:
    Preferred shares (no par value,
     authorized 8,978,058 in 1994
     and 1993; none issued and
     outstanding)                            --                --
    Common shares ($2.50 par value)        60.3              60.2
  Capital in excess of par value          206.2             204.8
  Retained earnings                       238.3             227.3
  Cumulative translation adjustment       (22.1)            (26.7)
  Common shares held in
    treasury (at cost)                    (44.2)            (44.9)
                                       ---------         ---------
     Total shareholders' equity           438.5             420.7
                                     -----------         ---------
TOTAL LIABILITIES AND STOCK EQUITY     $1,321.0          $1,230.1
                                     -----------         ---------

(1) Certain amounts have been reclassified to conform with current year presentation.

See notes to consolidated financial statements.

ARVIN INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows
(Dollars in millions except per share amounts)
(Unaudited)
                                                   Six Months Ended
                                                 --------------------
                                                  July 3,     July 4,
                                                   1994        1993
                                                 ---------   ---------
OPERATING ACTIVITIES:
 Net earnings                                     $19.3        $22.6
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation                                    35.9         32.7
   Amortization of intangibles                      3.4          3.1
   Deferred income taxes, long-term                (1.5)        (1.0)
   Other                                           (0.6)         1.8
  Changes in operating assets and liabilities:
    Receivables                                   (83.1)       (23.2)
    Inventories and other current assets          (11.7)         2.7
    Payables and other accrued expenses            55.5         12.0
    Income taxes payable and deferred taxes         9.4        (11.4)
                                                --------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES          26.6         39.3
                                                 --------    --------
INVESTING ACTIVITIES:
 Purchase of property, plant and equipment        (39.3)       (44.6)
 Acquisition, net of cash                          (7.5)          --
 Proceeds from sale of property, plant
   and equipment                                    0.3          3.3
 Proceeds from long-term receivables               12.6           --
 Other                                              --          (0.3)
                                                 --------    --------
NET CASH USED FOR INVESTING ACTIVITIES            (33.9)       (41.6)
                                                 --------    --------

FINANCING ACTIVITIES:
 Change in short-term debt, net                    14.2          7.7
 Proceeds from long-term borrowings                75.0           --
 Principal payments on long-term debt             (83.2)        (1.6)
 Purchase of treasury shares                        -           (0.1)
 Exercise of stock options                          1.2          7.6
 Dividends paid                                    (8.3)        (8.3)
 Other                                              0.2          1.4
                                                 --------    --------
NET CASH (USED FOR) PROVIDED BY FINANCING
 ACTIVITIES                                        (0.9)         6.7
                                                 --------     -------
CASH AND CASH EQUIVALENTS:
 Effect of exchange rate changes on cash            0.2         (1.2)
                                                 --------     --------
 Net (decrease) increase                           (8.0)         3.2
                                                 --------     --------

 Beginning of the year, including cash
  and equivalents of discontinued operations       39.1         14.6
                                                 --------     -------

 End of the quarter, including cash and
  equivalents of discontinued operations           31.1         17.8
                                                 --------     -------

See notes to consolidated financial statements

ARVIN INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's Annual Report to Shareholders and Form 10-K and contain all adjustments necessary to present a fair statement of the results of operations for the periods reported. All such adjustments are of a normal and recurring nature.

2. The results of operations are not necessarily indicative of the results to be expected for the full year.

3. Effective April 14, 1994, the Company adopted a plan to sell its Schrader Automotive unit (Schrader). Accordingly, Schrader is reported as a discontinued operation at July
3, 1994, and the consolidated financial statements have been reclassified to report separately the net assets and operating results of Schrader. The Company's prior years' continuing operating results and financial position have been reclassified to exclude Schrader's operating results and net assets to be sold.

Net assets of the discontinued operation at July 3, 1994 consist of assets amounting to $64.3 million and liabilities of $20.5 million. The selling price is expected to approximate Schrader's book value at the time of the closing of the transaction plus selling expenses. Schrader's revenues for the six months ended July 3, 1994 and July 4, 1993 were $45 million and $46 million, respectively.

4. There were options for 1,877,212 and 1,549,680 common shares outstanding as of July 3, 1994 and July 4, 1993, respectively. Earnings per share calculations include the dilutive options in the determination of the weighted average common and common equivalent shares outstanding. Interest paid, net of tax, on the 7.5% convertible subordinated debentures is added to net earnings in calculating fully diluted earnings per share.

5. The Company's method of pooling by individual natural inventory components (e.g., steel, substrate, labor and overhead) in computing an overall weighted average index that is applied to the total dollar value of the ending inventory makes it impractical to classify LIFO inventories into the finished goods, work in process and raw material components.

6. The Company is defending various environmental claims and legal actions that arise in the normal course of business, including matters in which the Company has been designated a potentially responsible party at certain waste disposal sites or has been notified that it may be a potentially responsible party at other sites as to which no proceedings have been initiated. The remediation method, amount of remediation costs or the allocation among potentially responsible parties has not been determined at the majority of these sites.

ARVIN INDUSTRIES, INC. (Notes Continued)

At the Company's former Platt Saco Lowell operations, the Company is a participant with the EPA and the current owner in a corrective action proceeding under the Resource Conservation and Environmental Recovery Act. Ground water and surface treatment facilities have been installed as interim measures. A final phase remediation feasibility study is expected to commence in 1995 to identify potential remediation alternatives and related cost estimates.
Pending completion of such study, the Company does not possess sufficient information to reasonably estimate its remediation costs at Platt
Saco Lowell.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

Sales from continuing operations for the quarter ended July 3, 1994 were $539 million, representing an increase of $42 million, or 8 percent, over second quarter 1993 sales of $497 million. Year-to-date 1994 sales from continuing operations were $1,019 million, a 7 percent increase over 1993 six-month sales of $950 million. Second quarter 1994 earnings from continuing operations were $14 million, a decrease of $1.5 million or 10 percent when compared to 1993 second quarter earnings of $15.5 million. Earnings from continuing operations for the six-month period ended July 3, 1994 were $19.1 million, a decrease of $2.1 million or 10 percent from 1993 six-month earnings of $21.2 million. Primary earnings per common share from continuing operations of $.63 in the second quarter of 1994 represented a $.07 per share decrease from the $.70 earnings per share reported in the second quarter of 1993.


SEGMENT INFORMATION

AUTOMOTIVE ORIGINAL EQUIPMENT

Original Equipment ("OE") segment sales from continuing operations increased $28 million, or 11 percent, to $279 million in the second quarter of 1994 versus $251 million in the second quarter of 1993.
OE operating profit from continuing operations was 13 percent higher at $15.2 million during the second quarter of 1994 versus $13.5 million in the second quarter of 1993. During the first six months of 1994
OE sales from continuing operations were $537 million, an 8 percent increase over sales of $495 million for the first six months of 1993. OE operating profit from continuing operations increased 7 percent in the first half of 1994 to $27.6 million versus $25.7 million in 1993.

Increased OE sales during 1994 were attributable to increased North American light vehicle production, which was 441,000 units or 13 percent higher than the second quarter of 1993 and 711,000 units or 9 percent higher for the first six months of 1994. Additionally, increased
European demand, especially for catalytic converters, has contributed to increased sales and earnings in the OE segment. Operating profit was negatively impacted by additional operating costs incurred as a result of a labor dispute at one of the Company's major North American steel suppliers.

AUTOMOTIVE REPLACEMENT

Automotive Replacement ("Replacement") segment sales from continuing operations increased $11 million, or 7 percent, to $178 million in the second quarter of 1994 versus $167 million in the second quarter of 1993. During the first six months of 1994 Replacement segment sales from continuing operations increased 8 percent to $320 million versus $297 million for the first six months of 1993. Replacement operating profit from continuing operations for the second quarter of 1994 reflected a 8 percent increase to $21.2 million when compared to the 1993 second quarter's $19.6 million. Replacement operating profit from continuing operations increased 18 percent to $28.9 million for the first six months of 1994 versus $24.5 million for the same period during 1993.

The increase in 1994 second quarter and year-to-date Replacement sales is attributable to increased demand for products in the U.S. while demand in Europe was comparable to 1993. The increase in Replacement operating profit is associated with increased sales and productivity gains in selling, general and administration.

TECHNOLOGY

Technology segment revenues of $51 million for the second quarter of 1994 were 4 percent lower than the second quarter 1993 revenues of $53 million. Revenues of $104 million for the first six months of 1994 were 2 percent lower than 1993 six months revenues of $106 million. 1994 second quarter operating deficit of $(0.5) million and year-to-date operating deficit of $(0.4) million are below operating profit of $1.7 million and $3.0 million for the second quarter and year-to-date 1993, respectively.

The operating deficits in this segment are the result of increased competition and fewer government contracts which have eroded contract margins. Additionally, general and administrative expenses have increased resulting from the establishment of a separate headquarters capability for Space Industries International, Inc. (SIII).

During the third quarter of 1993, the Company completed the combination of the assets of its Calspan subsidiary with the assets of Space Industries, Inc. Space Industries, Inc. had capitalized $18.2 million in costs related to an Industrial Space Facility (ISF). The ISF represents the costs of developing the technology necessary to design, integrate and operate a man-tended orbital space facility. Until the U.S. Government makes decisions regarding the scope, schedule and cost of the anticipated space station, the future economic potential of the ISF is uncertain. SIII is no longer accumulating costs on this project. The recovery of the capitalized costs is dependent on SIII's future success in selling technology, related services, or engineering designs of the ISF at profitable terms.


INDUSTRIAL

Industrial segment sales of $31 million for the second quarter of 1994 increased $4 million, or 15 percent, when compared to the second quarter 1993 sales of $27 million. Operating profit of $4.5 million increased $1.1 million, or 32 percent, when compared to the second quarter 1993 operating profit of $3.4 million. The increase in sales and profits is attributable to growing demand and increased market share in this segment.

Industrial sales of $57 million for the first half of 1994 increased $5 million or 10 percent relative to the first half of 1993. Operating profit increased $0.8 million or 12 percent over 1993 year-to-date. Year-to-date profit increase was primarily the result of strong demand in the second quarter more than offsetting first quarter operating results, which were negatively impacted by an unfavorable product mix.

CORPORATE GENERAL AND ADMINISTRATIVE expenses decreased 17% or $.7 million for the second quarter and 24% or $1.9 million in the first half. The decreases are the result of reduced expenditures for employee costs and professional services.

INTEREST EXPENSE for the second quarter of 1994 increased $1.9 million or 21% over the comparable quarter of 1993. Interest expense for the first half increased $1.9 million or 10%. The increases were a result of higher average borrowing rates on higher average outstanding debt.

OTHER EXPENSE, NET increased $1.5 million for the second quarter and $4.8 million for the first half. The increases are primarily the result of higher currency translation losses, goodwill amortization, debt issuing expense write offs and severance costs.

EQUITY EARNINGS FROM AFFILIATES decreased $.5 million for the second quarter and $2.6 million for the first half. The decrease was primarily attributable to operating and recessionary pressures in Europe, Australian affiliate closure reserves and competitive pricing and material cost increases in the United States.

INCOME TO MINORITY SHAREHOLDERS increased $.8 million for the second quarter and $1.6 million for the first half. The increase is the result of 1994 earnings of the Company's Timax business unit. A portion of this business unit was contributed to the 50/50 European joint venture with Sogefi S.P.A. in the third quarter of 1993.


FINANCIAL CONDITION

LIQUIDITY

The Company's working capital increased $5.8 million from year-end 1993 through July 3, 1994. The current ratio decreased from 1.9 at year-end 1993 to 1.7 at the end of the second quarter 1994.

On April 11, 1994 the Company filed a shelf registration with the Securities and Exchange Commission. Under this filing, which became effective April 22, 1994, the Company may issue up to $225 million of various Arvin debt and equity securities. The proceeds from the issuance of the securities will be used for general corporate purposes.

Based on the Company's projected cash flow from operations and existing financing credit facility arrangements, management believes that sufficient liquidity is available to meet its anticipated capital and dividend requirements over the foreseeable future.

The funds generated from the sale of Schrader will be used to reduce the Company's debt.

CAPITAL EXPENDITURES

1994 planned capital expenditures are adequate for normal growth and replacement and are consistent with projections for future sales and earnings. Current year expenditures are expected to be funded from internally generated funds. During the first six months of 1994 capital expenditures were $39.3 million, a decrease of 13 percent from the $44.6 million expended during the six months of 1993.

OTHER MATTERS

The Company is defending various environmental claims and legal actions that arise in the normal course of business, including matters in which the Company has been designated a potentially responsible party at certain waste disposal sites or has been notified that it may be a potentially responsible party at other sites as to which no proceedings have been initiated. The remediation method, amount of remediation costs or the allocation among potentially responsible parties has not been determined at the majority of these sites.

At the Company's former Platt Saco Lowell operations, the Company is a participant with the EPA and the current owner in a corrective action proceeding under the Resource Conservation and Environmental Recovery Act. Ground water and surface treatment facilities have been installed as interim measures. A final phase remediation feasibility study is expected to commence in 1995 to identify potential remediation alternatives and related cost estimates. Pending completion of such study the Company does not possess sufficient information to reasonably estimate its remediation costs at Platt Saco Lowell.

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

On March 25, 1994 the Company purchased the European exhaust manufacturer MTA Srl, located in Mosciano St. Angelo, Italy. MTA manufactures car exhaust down pipes, catalysts and other related parts.

Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held the Annual Meeting of Shareholders on April 14, 1994. Matters voted upon by proxy were: the election of five directors nominated for three-year terms expiring in 1997; and the ratification of the Board of Directors' appointment of Price Waterhouse as the Company's independent certified public accountants.

The results of the vote in the election of directors for terms expiring in 1997 were:

                                V O T E   S U M M A R Y
                        -------------------------------------
                                           WITHHELD/   BROKER
                           FOR     AGAINST ABSTAINED NON-VOTE
                        ---------- ------- --------- --------

James K. Baker          18,500,948    0     131,337     0

Robert E. Fowler, Jr.   18,519,601    0     112,684     0

Ivan W. Gorr            18,523,865    0     108,420     0

Richard W. Hanselman    18,516,999    0     115,286     0

Don J. Kacek            18,511,876    0     120,409     0



To ratify the Board of Directors' appointment of Price Waterhouse as Arvin's independent certified public accountants for the current year:

                        18,332,766  46,261  253,258     0


Item 6.        Exhibits and Reports on Form 8-K

        (a)    Exhibits

               11 - Computation of Earnings Per Share of Common Stock

        (b)    Reports on Form 8-K

               None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ARVIN INDUSTRIES, INC.
                              ----------------------
                                   (Registrant)


                              R. A. Smith
                              Vice President-Finance &
                              Chief Financial Officer





                              W. M. Lowe, Jr.
                              Controller and Chief
                              Accounting Officer



Date:          August 16, 1994

Exhibit 11

Arvin Industries, Inc.
Computation of Earnings Per Share of Common Stock
(amounts in millions except per share amounts)
                                      Three Months Ended   Six Months Ended
                                      ------------------  ------------------
                                       July 3,  July 4,    July 3,  July 4,
Primary Earnings Per Share              1994     1993       1994     1993
- --------------------------             -------  -------   --------  -------
Income from continuing operations      $  14.0  $  15.5   $  19.1   $  21.2
Income from discontinued operation,
  net of tax                               ---      1.0       0.2       1.4
                                        -------  ------   --------  -------
Net income to common stock             $  14.0  $  16.5   $  19.3   $  22.6
                                        -------  -------  --------  -------
Average shares of common
  stock outstanding                       22.2     21.9      22.1      21.8
Incremental common shares applicable
to common stock options based on the
common stock daily average market
price during the period                     .2       .5        .3        .5
                                        --------  ------   -------  -------
Average common shares, as adjusted        22.4     22.4      22.4      22.3
                                        --------  ------   -------  -------
Earnings per average share of common
  stock (including Common Stock Equivalents)
   Continuing operations                 $ 0.63   $ 0.70   $  0.85   $  0.95
   Discontinued operation                  0.00     0.04      0.01      0.07
                                        -------   ------   -------   -------
                                         $ 0.63   $ 0.74   $  0.86   $  1.02
                                        -------   ------   -------   -------

Fully Diluted Earnings Per Share:
- -------------------------------
Income from continuing operations      $  14.0  $  15.5   $  19.1   $  21.2
Income from discontinued operation,
  net of tax                               ---      1.0       0.2       1.4
                                        -------  ------   --------  -------
Net income to common stock             $  14.0  $  16.5   $  19.3   $  22.6
Interest expense for 7.5% convertible
  debentures, net of tax                   1.1      1.1       2.2       2.2
                                        -------  ------   --------  -------
Net income to common stock, assuming
  full dilution                        $  15.1  $  17.6   $  21.5   $  24.8
                                        =======  ======   ========  =======

Average shares of common stock
  outstanding                             22.2     21.9      22.1      21.8
Incremental commons shares applicable
  to common stock based on the more
  dilutive of the common stock ending
  or average market price during the
  period                                    .2       .5        .3        .5
Average common shares issuable assuming
  conversion of 7.5% convertible
  debentures                               3.4      3.4       3.4       3.4
                                        --------  ------   -------  -------
Average common shares, assuming
  full dilution                           25.8     25.8      25.9      25.7
                                        ========  ======   =======  =======

Fully diluted earnings per average share of
  common stock assuming conversion of all
  applicable securities:
   Continuing operations                 $ 0.59   $ 0.65   $  0.83   $  0.91
   Discontinued operation                  0.00     0.03      0.01      0.06
                                        -------   ------   -------   -------
                                         $ 0.59   $ 0.68   $  0.84   $  0.97
                                        =======   ======   =======   =======
