Form 10-Q
period 1994-10-02
ARVIN INDUSTRIES INC
filed 1994-11-16
CIK 7636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
  ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 2, 1994

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
                                                       ---     ---
As of November 6, 1994, the Registrant had outstanding 22,221,018 Common Shares (excluding treasury shares), $2.50 par value.

ARVIN INDUSTRIES, INC.

Part I.       Financial Information

Item 1.       Financial Statements

              Consolidated Statement of Operations
              Three Months and Nine Months Ended
              October 2, 1994 and October 3, 1993

              Consolidated Statement of Financial Condition
              October 2, 1994 and January 2, 1994

              Consolidated Statement of Cash Flows
              Nine Months Ended October 2, 1994 and
              October 3, 1993

              Condensed Notes to Consolidated Financial Statements

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Part II.      Other Information


Item 2.       Changes in Securities

Item 6.       Exhibits and Reports on Form 8K


ARVIN INDUSTRIES, INC. AND SUBSIDIARIES
- ---------------------------------------
Consolidated Statement of Operations
(Dollars in millions except per share amounts)
(UNAUDITED)
                                   Three Months Ended   Nine Months Ended
                                ---------------------- --------------------
                                October 2, October 3, October 2, October 3,
                                   1994       1993       1994      1993
                                ---------- ---------- ---------- ----------
NET SALES                           $505.7    $453.1    $1,524.2  $1,403.4
COSTS AND EXPENSES:
     Cost of goods sold              429.9     379.7     1,288.0   1,174.8
     Selling and operating
      general and administrative      45.8      49.2       142.3     148.2
     Corporate general and
      administrative                   3.2       4.5         9.2      12.4
     Interest expense                 11.0       8.2        31.7      27.0
     Interest income                  (0.2)     (0.5)       (1.1)     (1.5)
     Other expense, net                1.1       2.3         6.3       2.5
                                   --------  --------    -------- --------
                                     490.8     443.4     1,476.4   1,363.4
                                   --------  --------    -------- --------
EARNINGS FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES       14.9       9.7        47.8      40.0
Income taxes                          (5.6)     (4.1)      (19.1)    (17.1)
Minority interest (income)/loss       (0.5)     (0.4)       (1.3)      0.3
Equity earnings of affiliates          1.0       1.6         1.5       4.8
                                    -------  --------    -------- --------
EARNINGS FROM CONTINUING OPERATIONS    9.8       6.8        28.9      28.0
                                    -------  --------    -------- --------

Income from discontinued operations,
  net of income taxes of $0.0, $0.5,
  $0.1 and $1.7 respectively           0.0       0.6         0.2       2.0
                                    -------  --------    -------- --------
NET EARNINGS                          $9.8      $7.4       $29.1     $30.0
                                    -------  --------    -------- --------

EARNINGS PER COMMON SHARE:
Primary Earnings Per Share:
 Continuing Operations                $0.44     $0.31       $1.29    $1.26
 Discontinued Operations              $0.00     $0.02       $0.01    $0.09
                                    -------  --------    -------- --------
   Total                              $0.44     $0.33       $1.30    $1.35
                                    -------  --------    -------- --------

Fully Diluted Earnings Per Share:
 Continuing Operations                $0.42     $0.31       $1.25    $1.22
 Discontinued Operations              $0.00     $0.02       $0.01    $0.08
                                    -------  --------    -------- --------
   Total                              $0.42     $0.33       $1.26    $1.30
                                    -------  --------    -------- --------

AVERAGE COMMON SHARES OUTSTANDING
 Primary                              22.3      22.4        22.4     22.3
 Fully Diluted                        25.7      25.8        25.8     25.8


DIVIDENDS PER COMMON SHARE            $0.19    $0.19        $0.57    $0.57

See notes to consolidated financial statements.

ARVIN INDUSTRIES, INC. AND SUBSIDIARIES
- ---------------------------------------
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(Dollars in millions) (UNAUDITED)
                                       October 2,        JANUARY 2,
                                          1994             1994 (1)
                                      ----------         ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents               $33.0             $34.3
  Receivables, net of allowances          322.0             242.9
  Inventories                             122.5             108.3
  Other current assets                     83.9              75.1
                                       ---------         --------
     Total current assets                 561.4             460.6
                                       ---------         --------
NON-CURRENT ASSETS:
  Land, buildings, machinery
   & equipment (at cost)                  874.1             791.4
  Less: Allowance for
   depreciation                           454.6             403.2
                                       --------          --------
                                          419.5             388.2
  Excess of cost over acquired
    net assets                            183.4             185.3
  Investment in affiliates                 85.6              84.0
  Net assets of discontinued
    operations                             42.5              41.0
  Other non-current assets                 59.9              71.0
                                       ---------         --------
     Total non-current assets             790.9             769.5
                                      ----------         --------
TOTAL ASSETS                           $1,352.3          $1,230.1
                                      ==========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt                         $31.0              $8.0
  Accounts payable                        191.0             153.3
  Accrued expenses                         96.9              80.7
  Income taxes payable                      9.4               0.0
                                       --------          --------
     Total current liabilities            328.3             242.0
                                       --------          --------
  Accrued employee benefits                55.0              52.4
  Deferred income taxes and other          24.8              23.3
  Long-term debt                          431.5             432.4
  Minority interest                        63.4              59.3
                                       --------          --------
     Total non-current liabilities        574.7             567.4
                                       --------          --------
SHAREHOLDERS' EQUITY:
  Capital stock:
    Preferred shares (no par value)
     8,978,058 authorized ; none issued      --                --
    Common shares ($2.50 par value)        60.4              60.2
  Capital in excess of par value          206.4             204.8
  Retained earnings                       243.8             227.3
  Cumulative translation adjustment       (17.4)            (26.7)
  Common shares held in
    treasury (at cost)                    (43.9)            (44.9)
                                       ---------         ---------
     Total shareholders' equity           449.3             420.7
                                     -----------         ---------
TOTAL LIABILITIES AND STOCK EQUITY     $1,352.3          $1,230.1
                                     ===========         =========

(1) Certain amounts have been reclassified to conform with current year presentation.
See notes to consolidated financial statements.

ARVIN INDUSTRIES, INC. AND SUBSIDIARIES
- ---------------------------------------
Consolidated Statement of Cash Flows
(Dollars in millions)(UNAUDITED)
                                                  Nine Months Ended
                                                ---------------------
                                                October 2, October 3,
                                                   1994       1993
                                                ---------- ----------
OPERATING ACTIVITIES:
 Net earnings                                     $29.1        $30.0
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation                                    53.6         48.0
   Amortization of intangibles                      5.4          4.8
   Deferred income taxes, long-term                (2.0)       (14.9)
   Other                                            2.4          4.3
  Changes in operating assets and liabilities:
    Receivables                                   (79.7)       (18.3)
    Inventories and other current assets          (24.2)         0.1
    Payables and other accrued expenses            56.9         11.3
    Income taxes payable and current
      deferred taxes                                9.6        (12.5)
                                                 -------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES          51.1         52.8
                                                 --------    --------
INVESTING ACTIVITIES:
 Purchase of property, plant and equipment        (68.3)       (61.9)
 Acquisition, net of cash                          (7.5)       (12.4)
 Proceeds from sale of property, plant
   and equipment                                    0.8          8.0
 Proceeds from long-term receivables               12.6           --
 Other                                              --          (5.3)
                                                 --------    --------
NET CASH USED FOR INVESTING ACTIVITIES            (62.4)       (71.6)
                                                 --------    --------

FINANCING ACTIVITIES:
 Change in short-term debt, net                    22.6         27.1
 Proceeds from long-term borrowings                86.0           --
 Principal payments on long-term debt             (87.1)        (2.8)
 Purchase of treasury shares                        --          (0.1)
 Exercise of stock options                          1.4          8.8
 Dividends paid                                   (12.6)       (12.5)
 Other                                              --           0.4
                                                 --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES          10.3         20.9
                                                 --------    --------
CASH AND CASH EQUIVALENTS:
 Effect of exchange rate changes on cash            0.3         (1.5)
                                                 --------     -------
 Net (decrease) increase                           (0.7)         0.6
                                                 --------     -------

 Beginning of the year, including cash
  and equivalents of discontinued operations       39.1         14.6
                                                 --------     -------

 End of the period, including cash and
  equivalents of discontinued operations           38.4         15.2
                                                 --------     -------

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

3. Effective April 14, 1994, the Company adopted a plan to sell its Schrader Automotive unit (Schrader). Although the agreement previously announced for the sale of Schrader has been terminated, Arvin is continuing to actively pursue the disposition of Schrader. Accordingly, Schrader is reported as a discontinued operation at October 2, 1994 and the consolidated financial statements have been reclassified to report separately the net assets and operating results of Schrader. The Company's prior years' continuing operating results and financial position have been reclassified to exclude Schrader's operating results and net assets to be sold.

    Net assets of the discontinued operation at October 2, 1994 consist primarily of assets amounting to $63.2 million and liabilities of $20.7 million. Schrader's revenues for the nine months ended October 2, 1994 and October 3, 1993 were $66.5 million and $67.3 million, respectively.

4. There were options for 1,866,527 and 1,804,673 common shares outstanding as of October 2, 1994 and October 3, 1993, respectively. Earnings per share calculations include the dilutive options in the determination of the weighted average common and common equivalent shares outstanding. Interest paid, net of tax, on the 7.5% convertible subordinated debentures is added to net earnings in calculating fully diluted earnings per share.

5. The Company's method of pooling by individual natural inventory components (e.g., steel, substrate, labor and overhead) in computing an overall weighted average index that is applied to the total dollar value of the ending inventory makes it impractical to classify LIFO inventories into the finished goods, work in process and raw material components.

6. The Company is defending various environmental claims and legal actions that arise in the normal course of business, including matters in which the Company has been designated a potentially responsible party at certain waste disposal sites or has been notified that it may be a potentially responsible party at other sites as to which no proceedings have been initiated. The remediation method, amount of remediation costs or the allocation among potentially responsible parties has not been determined at the majority of these sites. Where reasonable estimates are possible the Company has provided for the costs of study, cleanup, remediation and certain other environmental matters, taking into account, as applicable, available information regarding site conditions, potential cleanup methods and the extent to which other parties can be expected to bear those costs. The Company does not expect that resulting liabilities beyond provisions already recorded will have a materially adverse effect on the Company's financial position.

    At the Company's former Platt Saco Lowell operations, the Company is a participant with the EPA and the current owner in a corrective action proceeding under the Resource Conservation and Environmental Recovery Act. Ground water and surface treatment facilities have been installed as interim measures. A final phase remediation feasibility study to identify potential remediation alternatives and related cost estimates is expected to be substantially completed in 1995. At this time, the Company does not possess sufficient information to reasonably estimate its remediation costs at Platt Saco Lowell.




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

SALES FROM CONTINUING OPERATIONS for the quarter ended October 2, 1994 were $506 million, representing an increase of $53 million, or 12 percent, over third quarter 1993 sales of $453 million. Year-to-date 1994 sales from continuing operations were $1,524 million, a 9 percent increase over 1993 nine month sales of $1,403 million.

EARNINGS FROM CONTINUING OPERATIONS for the third quarter 1994 were $9.8 million, an increase of $3.0 million or 44 percent when compared to 1993 third quarter earnings of $6.8 million. Earnings from continuing operations for the nine month period ended October 2, 1994 were $28.9 million, an increase of $.9 million or 3 percent over 1993 nine month earnings of $28 million. Primary earnings per common share from continuing operations of $.44 in the third quarter of 1994 represented a $.13 per share increase over the $.31 earnings per share reported in the third quarter of 1993.

CORPORATE GENERAL AND ADMINISTRATIVE expenses decreased 29% or $1.3 million for the third quarter and 26% or $3.2 million in the first nine months when compared to the same periods in 1993. The decreases are the result of reduce d expenditures for employee costs and professional services.

INTEREST EXPENSE for the third quarter of 1994 increased $2.8 million or 34% over the comparable quarter of 1993. Interest expense for the first nine months increased $4.7 million or 17%. The increases were a result of higher average borrowing rates on higher average outstanding debt.

OTHER EXPENSES, NET increased $3.8 million for the first nine months compared to the same period in 1993. The year-to-date increase is primarily the result of higher foreign exchange losses, goodwill amortization, and an increase of debt issuance costs.

EQUITY EARNINGS FROM AFFILIATES for the third quarter of 1994 decreased
$.6 million and decreased $3.3 million for the first nine months of 1994 when compared to the same periods in 1993. The decreases were primarily attributable to operating and recessionary pressures in Europe, Australian affiliate closure reserves, foreign exchange losses, and competitive pricing and material cost increases in the United States.

INCOME TO MINORITY SHAREHOLDERS increased $.1 million for the third quarter and $1.6 million for the first nine months. The year-to date increase is primarily the result of 1994 earnings of the Company's Timax business unit. A portion of the Timax unit was contributed to the 50/50 European joint venture with Sogefi S.p.A. in the third quarter of 1993. Additionally, the year-to-date and quarter minority interest income were improved by improved results from the Company's primary Spanish subsidiary.

RESULTS OF OPERATIONS BY SEGMENT
- --------------------------------

AUTOMOTIVE ORIGINAL EQUIPMENT ("OE") SEGMENT sales from continuing operations increased $33 million, or 16 percent, to $244 million in the third quarter of 1994 versus $211 million in the third quarter of 1993.
OE operating profit from continuing operations was 51 percent higher at $10.9 million during the third quarter of 1994 versus $7.2 million in the third quarter of 1993. During the first nine months of 1994 OE sales from continuing operations were $782 million, an 11 percent increase over sales of $707 million for the first nine months of 1993. OE operating profit from continuing operations increased 17 percent in the first nine months of 1994 to $38.5 million versus $32.9 million in 1993.

Increased OE sales during 1994 were attributable to increased North American light vehicle production, which was 387,000 units or 14 percent higher than the third quarter of 1993 and 1,098,000 units or 12 percent higher for the first nine months of 1994. Additionally, increased European demand, especially for catalytic converters, has contributed to increased sales in the OE segment. Operating profit for both the quarter and nine month periods increased as a result of increased volume and productivity in both the U.S. and Europe. These gains were somewhat offset by price concessions, start up costs on new strut production, and the negative impact of a labor dispute at one of the Company's major North American steel suppliers.

AUTOMOTIVE REPLACEMENT ("REPLACEMENT") SEGMENT sales from continuing operations increased $17 million, or 11 percent, to $175 million in the third quarter of 1994 versus $158 million in the third quarter of 1993. During the first nine months of 1994 Replacement segment sales from continuing operations increased 9 percent to $496 million versus $456 million for the first nine months of 1993. Replacement operating profit from continuing operations for the third quarter of 1994 reflected a 7 percent increase to $14.3 million when compared to the 1993 third quarter's $13.4 million. Replacement operating profit from continuing operations increased 14 percent to $43.2 million for the first nine months versus $37.9 million for the same period during 1993.

The increase in third quarter and year-to-date sales is primarily attributable to an increase in the Company's North American market share and an increase in average price per unit sold. The 7 percent increase in Replacement operating profit for the quarter is a result of increased sales, offset somewhat by changeover costs for new customers. The year-to-date increase in operating profit is a result of increased sales and productivity improvements, including productivity gains in selling and general and administration.

INDUSTRIAL SEGMENT sales of $33 million for the third quarter of 1994 increased $4 million, or 14 percent, when compared to the third quarter
1993 sales of $29 million. Operating profit of $5.0 million increased $.7 million, or 16 percent, when compared to the third quarter 1993 operating profit of $4.3 million. Industrial sales of $91 million for the first nine months of 1994 increased $10 million or 12 percent relative to the first nine months of 1993. Operating profit increased $1.5 million or 14 percent over the first nine months of 1993. The current year increase in sales and profits is attributable to growing demand and increased market share in this segment.

TECHNOLOGY SEGMENT revenues of $53 million for the third quarter of 1994 were 2 percent lower than the third quarter 1993 revenues of $54 million. Revenues of $156 million for the first nine months of 1994 were 3 percent lower than 1993 nine months revenues of $160 million. The third quarter operating deficit of $(0.2) million in 1994 is an improvement over the third quarter 1993 deficit of $(0.7). However, the first nine months operating deficit of $(0.7) million is still below operating profit of $2.3 million for the first nine months of 1993.

During the third quarter of 1993, the Company completed the combination of the assets of its Calspan unit with Space Industries, Inc. The Company owns approximately 70% of the combined company, Space Industries International, Inc.(SIII). In addition to the dilutive effect of the merger, increased competition in the market for new contracts, along with higher general and administrative expenses, have contributed to the decline in operating profits in the segment.

Furthermore, SIII has restructured its service contract business unit to reflect changes in government procurement practices and to position the unit more favorably for future contract competitions. As part of this restructuring, SIII has entered into an agreement to transfer a principal contract to an unconsolidated joint venture company in return for a participation in future performance fees. SIII will own a 49 percent interest in the new company. Transfer approval from the government is expected by SIII during the fourth quarter of 1994. Although the transfer will result in a reduction in prospective revenues, it is expected, upon the successful awarding of this contract to the joint venture company during the rebidding process, that the joint venture arrangement will permit a level of participation in the future net income associated with this contract. The effect on the operating profit of Arvin is expected to be immaterial.

In addition, the management of SIII is in the process of implementing a downsizing program to improve its competitiveness. Although some of the areas have been identified and the costs recognized in the third quarter, the costs associated with additional programs expected to be identified will continue to have an effect at least through the fourth quarter of 1994.

Space Industries, Inc., prior to the merger with Calspan, had capitalized $18.2 million in costs related to certain Space Facility Technology. The Space Facility Technology represents the cost of developing the technology necessary to design, integrate and operate a man-tended orbital space facility and other space operations. SIII is no longer accumulating costs in this program area. The recovery of the capitalized costs is dependent on SIII's future success in selling technology, related services, or engineering designs related to these costs at profitable terms. SIII plans, beginning in the fourth quarter of 1994, to initiate a comprehensive review to determine the future economic viability of this Space Facility Technology, its carrying value, and other related intangibles. No conclusions have been reached at this date.


FINANCIAL CONDITION
- -------------------

Working capital increased $14.5 million from year end 1993 through October 2, 1994. The current ratio decreased from 1.9 at year end 1993 to
1.7 at the end of the third quarter 1994.

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

Funds expected to be generated from the sale of Schrader will be used to reduce the Company's debt.

Planned capital expenditures for 1994 are adequate for normal growth and replacement and are consistent with projections for future sales and earnings. Current year expenditures are expected to be funded from internaly generated funds. During the first nine months capital expenditures were $68.3 and $61.9 million in 1994 and 1993, respectively.


OTHER MATTERS
- -------------

The Company is defending various environmental claims and legal actions that arise in the normal course of business, including matters in which the Company has been designated a potentially responsible party at certain waste disposal sites or has been notified that it may be a potentially responsible party at other sites as to which no proceedings have been initiated. The remediation method, amount of remediation costs or the allocation among potentially responsible parties has not been determined at the majority of these sites. Where reasonable estimates are possible, the Company has provided for the costs of study, cleanup, remediation, and certain other costs, taking into account, as applicable, available information regarding site conditions, potential cleanup methods and the extent to which other parties can be expected to bear those costs. The Company does not expect the resulting liabilities beyond provisions already recorded will have a materially adverse effect on the Company's financial position.

At the Company's former Platt Saco Lowell operations, the Company is a participant with the EPA and the current owner in a corrective action proceeding under the Resource Conservation and Environmental Recovery Act. Ground water and surface treatment facilities have been installed as interim measures. A final phase remediation feasibility study to identify potential remediation alternatives and related cost estimates is expected to be substantially completed in 1995. At this time, the Company does not possess sufficient information to reasonably estimate its remediation costs at Platt Saco Lowell.


On March 25, 1994 the Company purchased the European exhaust manufacturer MTA Srl, located in Mosciano St. Angelo, Italy. MTA manufactures car exhaust down pipes, catalysts and other related parts.

Part II.  Other Information


Item 2.        Changes in Securities

(a) On November 10, 1994 the Board of Directors of Arvin Industries, Inc. (the "Company") authorized an amendment to the Rights Agreement dated as of May 28, 1986, as amended as of February 23, 1989 (the "Rights Agreement") between the Company and Harris Trust and Savings Bank, as Rights Agent. The Rights Agreement was amended (the "Amendment") to (1) eliminate an exception to its "flip-in" provisions for cash tender offers for all of the outstanding shares of Common Stock, par value $2.50 per share, of the Company (the "Common Shares") pursuant to which the acquiring person becomes the beneficial owner of 80% or more of the outstanding Common Shares, (2) add an "exchange provision",
(3) provide that if the Board determines that a person has inadvertently become an Acquiring Person (as defined in the Rights Agreement) and such person promptly divests of a sufficient number of Common Shares, such person will not be deemed to be an Acquiring Person, and (4) explicitly provide the Company with the authority to reduce the triggering threshold to 10%. Accordingly, the "flip-in" provisions provide, among other things, that if 20% or more of the Common Shares are acquired by a person or group of affiliated or associated persons, or if during such time as there is a person or group of affiliated or associated persons which own 20% or more of the Common Shares certain transactions occur which increase the ownership of such person or group of affiliated or associated persons by more than 1%, then each holder of a Right (as defined in the Rights Agreement) other than such person or group of affiliated or associated persons would have the right to purchase a number of Common Shares having a market value equal to twice the current exercise price of the Right. In addition, the "exchange provision" provides that if 20% or more (but less than 50%) of the Common Shares are acquired by any person or group of affiliated or associated persons, the Company's Board of Directors may exchange each Right for one Common Share. In these situations, the Rights owned by any person or group of affiliated or associated persons holding 20% or more of the Company's Common Shares become void and cannot be exercised.

A copy of the form of the Amendment is attached as an exhibit hereto and is incorporated herein by reference. The above description of the Amendment is qualified in its entirety by reference to such exhibit.

(b)  None

Item 6.        Exhibits and Reports on Form 8-K

        (a)    Exhibits

               04 - Instruments Defining the Rights of
Security Holders
               11 - Computation of Earnings Per Share of
Common Stock
               27 - Financial Data Schedule

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

                              ARVIN INDUSTRIES, INC.
                              ----------------------
                                   (Registrant)









                              W. M. Lowe, Jr.
                              Controller and Chief
                              Accounting Officer






Date:          November 15, 1994