Form 10-K
ARVIN INDUSTRIES INC
filed 1995-03-24
CIK 7636

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-K
Mark one
[ X ]      Annual Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the Fiscal year ended January 1, 1995 or

[    ]     Transition Report Pursuant to Section 13 or 15(d) of
           the Securities Exchange Act of 1934

                    Commission File Number 1-302
                                           -----
                      ARVIN INDUSTRIES, INC.
                    -------------------------
        (Exact name of registrant as specified in its charter)

               Indiana                      35-0550190
               --------                    ------------
  (State or other jurisdiction of        (I.R.S. Employer
   incorporation  or organization)      Identification No.)

     One Noblitt Plaza, Box 3000
           Columbus, IN                     47202-3000
     ------------------------------        ------------
(Address of principal executive offices)    (Zip Code)

                          812-379-3000
                          ------------
         (Registrant's telephone number including area code)

     Securities registered pursuant to Section 12(b) of the Act:

                                      Name of each exchange
      Title of each class               on which registered
      -------------------         -----------------------------
 Common Shares par value $2.50        New York Stock Exchange
(voting),together with Preferred       Chicago Stock Exchange
     Share Purchase Rights

    7.5 percent Convertible           New York Stock Exchange
Subordinated Debentures due 2014

Securities registered pursuant to Section 12(g) of the Act: None
                                                            ----
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]  No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment to Form 10-K.    [    ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $453,535,139 as of February 24, 1995. For purposes of the foregoing calculation only, included as affiliate-owned shares are those owned by the Registrant's directors and officers. Such inclusion (is not intended and) should not be construed as an admission that such persons are affiliates of the Registrant for any other purpose.

As of March 5, 1995, the Registrant had outstanding 22,250,307 Common Shares (excluding treasury shares), $2.50 par value.

                   Documents Incorporated by Reference
                   -----------------------------------
Portions of the registrant's definitive Proxy Statement, for the Annual Meeting of Shareholders to be held April 13, 1995 and filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Form 10-K.


                       ARVIN INDUSTRIES, INC.

                 Index to Annual Report on Form 10-K
                  Fiscal Year Ended January 1, 1995




                                                     Page No.
Part I


Item 1     Business
Item 2     Properties
Item 3     Legal Proceedings
           Executive Officers
Item 4     Submission of Matters to a Vote of Security Holders


Part II


Item 5     Market for Registrant's Common Equity and Related
           Shareholder Matters
Item 6     Selected Financial Data
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8     Financial Statements and Supplementary Data
Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


Part III


Item 10    Directors and Executive Officers of the Registrant
Item 11    Executive Compensation
Item 12    Security Ownership of Certain Beneficial Owners and
           Management
Item 13    Certain Relationships and Related Transactions



Part IV


Item 14    Exhibits, Financial Statement Schedules and Reports on
           Form 8K


Other


           Signatures


Part I


Item 1. Business
------------------
As used in this report, the term "Registrant", "Arvin", "Management" or "Company" means Arvin Industries, Inc. and its subsidiaries, unless the context otherwise requires.

Arvin is a diversified international manufacturing company supplying automotive parts and a variety of other products and services through operating entities in the U.S. and numerous other parts of the world.

Since its founding in 1919, Arvin has grown through internal development, acquisition and joint venture opportunities. In recent years, the Company's strategy has been to strengthen its automotive parts businesses by achieving a balance between sales to both original equipment manufacturers and replacement parts suppliers on a global basis.

In 1990, the Company acquired Tubauto's engine manifold and exhaust tube business located in France, as well as a 40 percent interest in a new joint venture, Arvin-Tubemakers Pty. Ltd., an Australian manufacturer of original equipment exhaust systems.

During the second quarter of 1992, the Company acquired a 50 percent interest in Schmitz & Brill GmbH, a German automotive parts manufacturer. Although the 1990 and 1992 acquisitions are not material to the consolidated results of the Company, they continue the strategic focus of increasing the Company's presence in global automotive parts markets.

The Company completed three strategic alliances during the third quarter of 1993. First, the Company's Calspan subsidiary was merged with Space Industries International, Inc. The Company owns approximately 70 percent of the new company, Space Industries International, Inc.

Second, the Company acquired a 49.9 percent interest in Way Assauto S.r.l. located in Asti, Italy. Way Assauto manufactures shock absorbers, MacPherson struts and related parts and stampings for the original equipment market.

Finally, the Company formed a 50/50 replacement market exhaust joint venture with Sogefi S.p.A., an Italian company. The new venture includes Sogefi's former wholly owned subsidiaries Establissements Rosi, with manufacturing and distribution facilities in France, and Ansa Marmitte, with manufacturing and distribution facilities in Italy, and a portion of the operating assets of the Company's Timax business unit.

On March 25, 1994 the Company purchased 80% of the European exhaust manufacturer MTA S.r.l., located in Mosciano St. Angelo, Italy. MTA manufactures car exhaust down pipes, catalysts and other related parts.

During the fourth quarter of 1994, the Company purchased 49.9 percent of Autocomponents Suspension S.r.l., a ride control manufacturer in Melfi, Italy. Autocomponents Suspension manufactures principally in the original equipment market.

These acquisitions continue the strategic focus of increasing the Company's presence in global automotive parts markets.

Effective April 14, 1994, the Company adopted a plan to sell its Schrader Automotive unit (Schrader). Accordingly, Schrader is reported as a discontinued operation at January 1, 1995. The Company's prior years' continuing operating results and financial position have been reclassified to conform to the current year presentation. In February 1995, the Company entered into a contract for the sale of Schrader and the transaction was completed on February 16, 1995.

Additional information on the above events is contained in Note 2 to the financial statements, Item 8 herein.


Operations

A. Business Segments

The Company's products and services are classified based upon three primary market segments served: Automotive Original Equipment, Automotive Replacement and Technology.

Manufacturing facilities for the Automotive Original Equipment and Automotive Replacement segments are located in the United States, Canada, Mexico, France, South Africa, the Netherlands, Spain, Italy and the United Kingdom, and incorporate highly mechanized production lines for stamping, welding, assembling, testing, laminating, coil coating and rubber molding. The Technology segment is located in the United States. Its primary business strategy is to maintain existing contracts and obtain new contracts with the United States Department of Defense, the National Aeronautics and Space Administration, other United States Government agencies and industrial and commercial customers.

Principal raw materials for the manufacturing segments are stainless, aluminized, galvanized, cold-rolled and vinyl-clad steel; aluminum sheets; and paint, brass, rubber, oil and zinc, all of which are available from a number of primary suppliers.

During the year, the Company experienced an interruption in its stainless steel supply as a result of a labor dispute at a major supplier. The labor dispute was resolved in the third quarter and normal supply operations have resumed.

See Note 16 to the financial statements, Item 8 herein, for financial detail by business segment.


Automotive Original Equipment:

Principal products of the Automotive Original Equipment (OE) segment are exhaust systems (mufflers, exhaust and tail pipes, catalytic converters and tubular manifolds), ride control products (shock absorbers and MacPherson struts), gas-charged lift supports, vacuum actuators, metal tubular parts, coated coil steel, press-molded thermoplastics and various other vinyl-metal stampings.

Arvin is a leading producer of original equipment exhaust systems sold to Ford, General Motors, Chrysler, Mazda, Volvo, Jaguar, Seat and Nissan. Additionally, the Company's joint venture with Sango Co., Ltd. of Japan supplies exhaust systems for Toyota and Nummi Motors (GM/Toyota) vehicles manufactured in the United States and Canada. The Company's Way Assauto and Autocomponents Suspension joint ventures supply shock absorbers to Fiat vehicles manufactured in Italy. The Company is also a major supplier of catalytic converters to Chrysler and supplies original equipment shock absorbers to Ford, Chrysler, Isuzu, Nissan and Honda in the United States. The Company's APA subsidiary also supplies ride control products to European automotive original equipment market customers, which include Ford, Renault, Seat and Nissan. Arvin's AVM subsidiary is a leading worldwide supplier of gas-charged lift supports to Chrysler, General Motors, and Mazda and vacuum actuators to Ford, Chrysler and other OE automotive companies.

Arvin's Roll Coater subsidiary is a leading independent coater of coil steel which is coated with a zinc-rich primer to inhibit rust and is used in fabricating automobile and truck body parts. In addition, Roll Coater supplies pre-coated coils of steel and aluminum to manufacturers of pre-engineered buildings, metal roofing, office furniture, garage doors, metal shelving and housings for refrigerators, washers and dryers. Roll Coater also has a metal embossing line which enables it to offer embossed designs on prepainted finishes such as metal garage and refrigerator doors. Results of the Company's Roll Coater subsidiary are included in the OE segment due to their relative size.

Additional original equipment applications include a variety of decorative interior and exterior automotive trim parts, stampings and vinyl-metal laminates, diesel engine oil pans and other fabricated metal parts for manufacturers of both automobiles and heavy-duty trucks, press-molded thermoplastics and other assembled metal components.

The majority of the Company's products sold in this segment are handled by Arvin sales staff located throughout North America and Europe.


Automotive Replacement:

Principal products of the Automotive Replacement (Replacement) segment include replacement mufflers, exhaust and tail pipes, catalytic converters, shock absorbers, MacPherson struts, gas-charged lift supports, brake and front-end parts.

Through Maremont Exhaust, Arvin Exhaust, Timax Exhaust Systems, Establissements Rosi and Ansa Marmitte, the Company is a leading worldwide manufacturer and supplier of replacement exhaust systems. Through Gabriel Ride Control, the Company is a leading North American manufacturer and supplier of replacement shocks and other ride control products. Products are marketed under both customers' private labels as well as under the Company's own brand names: "Maremont", "Arvin", "Supreme", "TIMAX" and "Truckmaster" for mufflers, "Gabriel" for shock absorbers and "Strong Arm" for gas-charged lift supports. Maremont Exhaust, AVM and Gabriel Ride Control distribute their products through mass merchandisers (e.g. Sears, Autozone), installers (e.g. Meineke and Firestone), and wholesale distributors (e.g. Parts Inc.). In Europe, significant customers for Timax Exhaust include Kwik-Fit and Partco. Arvin Exhaust distributes replacement products through original equipment customers in North America and Europe with installation through dealership services.

All products in this segment are sold by a combination of the Company's own sales force and manufacturers' representatives.

Technology:

The Company's 1993 merger of its Calspan subsidiary with Space Industries International, Inc. resulted in the Company owning approximately 70 percent of the new Space Industries International, Inc. (SIII). SIII, which consists of four operating divisions, provides high-technology professional and technical research, development, testing, engineering and evaluation services and technologically sophisticated systems and products, principally to the defense and aerospace industries through contracts with the United States Government, its prime contractors, and various commercial and industrial customers. Services include aerodynamics, automobile crash testing and accident research, tire performance, restraint systems, aircraft systems, electronic systems analysis, surface and laser chemistry, non-destructive material evaluation, and networked computer systems. SIII also manufactures sophisticated electronic monitoring systems, manages government-owned research facilities on a fixed-term contract basis and operates its own wind tunnel and flight training simulators. Its major customer is the Department of Defense, which was responsible for approximately 63 percent of SIII's net sales in 1994. Other major customers include NASA, other U.S. Government agencies, and university and industrial customers.

Facilities for SIII are located in the U.S. and employ primarily scientists and other research-oriented employees.


B. Number of Employees

At year end, the Company had 13,298 employees in its continuing operations and 1,537 employees in its Schrader operations.


C. Competition and Customer Relationships

Each of the Company's business segments operates in a highly competitive market. Customer loyalty, developed through longstanding relationships, is a primary element of competition. The Company's longstanding relationships with its principal customers has been dependent upon the Company's ability to meet such customers' quantity and quality requirements in a timely manner.

The loss of a principal customer or a significant decline in the requirements for the Company's products (resulting, for example, from a prolonged strike against the customer) could have a materially adverse effect on the operating results or financial condition of the Company. In 1994, the Company had sales to one customer that exceeded 10% of its consolidated net sales (Ford Motor Company - 16.0 percent).

In the OE segment, the Company competes with vehicle manufacturers and independent suppliers. The Company believes that it is the leading supplier among four major competitors in the North American OE exhaust systems market and one of the leaders among nine major competitors in the European Union. For OE ride control products, the Company believes that it is one of the three largest suppliers in the North American market and one of seven major suppliers in the European Union.

The Company also competes with vehicle manufacturers and independent suppliers in the Replacement segment. The Company believes that it is one of four primary suppliers in the North American automotive replacement exhaust systems market and one of three major suppliers in the European Union. The Company is one of two major suppliers in the North American automotive replacement ride control products market and is one of several suppliers in the European Union. The Company is the leader in the replacement market for gas-charged lift supports.

In the Technology segment, the Company competes with numerous private contractors for the research, development, testing and evaluation business of federal government agencies. Business in this segment is generally obtained through sole source negotiated contracts, competitive bidding on fixed-price or cost-plus fixed-fee service contracts and research and development contracts or cost plus award fee contracts for the management and operation of government-owned research and testing facilities. Because of the nature of government contracting, it is not possible for the Company to estimate its market position in this segment.

D. Regulations

United States air pollutant emissions as well as acoustical emissions are controlled by government regulations that, coupled with mandated fuel economy improvements, continue to affect Arvin. Over the near term, the Company does not anticipate any regulatory changes that will materially impact the use of catalytic converters in the United States.

European air pollutant emissions regulations continue to become more stringent and are currently on a country by country basis. The Company anticipates that the European Union will continue to phase in emission control standards in the future. Such emission control regulations will mandate the use of catalytic converters and/or other emissions control devices, and should have a positive impact on the results of operations for the Company.

Arvin believes its facilities either comply with applicable environmental control regulations or remedial action is being taken to bring such facilities into compliance. While Arvin does not believe that continuing compliance will have a material effect on its competitive or financial condition, some additional capital expenditures and other expenses will be required to maintain compliance with such regulations.

E. Patents

The Company owns a considerable number of patents and patent applications which are, in its judgment, adequate for, but not essential to, the conduct of its businesses.


Item 2. Properties
--------------------
The Company has manufacturing facilities, distribution outlets, sales offices and research centers located throughout the world. The Company believes that all of its plants have been adequately maintained and are suitable for its current needs through productive utilization of the facilities. Discontinued operations are not included in the segment information which follows. (See
Note 2 to the financial statements, Item 8 herein.)

Automotive Original Equipment:

The Company has approximately 4.9 million square feet to conduct its business activities related to the OE segment. The Company's original equipment facilities are currently nearly fully utilized.

Principal manufacturing facilities in the United States are located in Indiana, Alabama and Tennessee. Additional manufacturing activities are conducted in Missouri and South Carolina. The facilities in Indiana are owned, while the other principal manufacturing facilities are leased. Principal sales offices for this segment are leased in Rochester Hills and Farmington Hills, Michigan.

Principal manufacturing facilities outside of the United States are located in the United Kingdom, Spain, the Netherlands and Canada. Additional manufacturing activities are conducted in South Africa, Italy, France and Mexico.

Automotive Replacement:

The Company has approximately 3.5 million square feet of space to conduct its Automotive Replacement business. The Company's Replacement facilities are nearly fully utilized.

Principal manufacturing facilities located within the United States are in Tennessee and Oklahoma. Additional manufacturing activities are conducted in Ohio and South Carolina. Also, the Replacement operations lease warehouses in Utah and South Carolina from which products are distributed.

Principal manufacturing facilities located outside the U. S. are in the United Kingdom and Canada. Other manufacturing activities are conducted in South Africa, Spain, Mexico, the Netherlands, Italy and France. The major distribution center in Blackpool, England is leased, as are many other smaller distribution centers in the United Kingdom and the Netherlands.

Technology:

The Company has approximately .8 million square feet to conduct its research and testing activities. Research centers are located in New York, Ohio and Texas. The Company's research centers are nearly fully utilized.


Item 3. Legal Proceedings
----------------------------
As previously reported, the Company is defending legal actions arising from the May, 1987, sale of Saco Defense Inc. ("Saco"), a former Maremont subsidiary, to Chamberlain Manufacturing Corporation ("Chamberlain"), a subsidiary of Duchossois Industries, Inc.

One suit, filed by Chamberlain, is based on assertions that at the time of the stock sale there were known defects in products manufactured by Saco under contracts with the Air Force. On December 15, 1993, an order was entered dismissing the Company as a defendant in this case, however, Maremont still remains a defendant. Formal discovery has been completed in the product defects lawsuit and a May, 1995, trial date has been set.

Chamberlain also made a so-called "Voluntary Disclosure" to the United States Government regarding the alleged product defects, as a result of which a jury investigation was conducted in Portland, Maine. It is the Company's understanding that the grand jury has expired and that no indictments were returned against any present or former Maremont or Saco employees.

Chamberlain filed a further suit against the Company and Maremont in January, 1992, also in the United States District Court for the Northern District of Illinois, alleging that the Company failed to disclose Saco's liability for certain workers' compensation claims outstanding at the date of sale.
Summary judgment motions are pending in this case. No trial date has been set for this case.

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

In connection with the Platt Saco Lowell operations (a site owned by the Maremont division prior to Arvin's acquisition of Maremont), the Company is a participant with the EPA and the current owner in a corrective action proceeding under the Resource Conservation and Environmental Recovery Act. Ground water and surface water treatment facilities have been installed as interim measures. Comments from EPA on the RFI (RECRA Facility Investigation) were addressed and submitted to the EPA in January 1994. A Phase Two/Feasibility Study is scheduled to begin in 1995, subject to response from regulatory agencies. The Company has provided for the reasonably estimable share of its remediation costs at Platt Saco Lowell.

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


Executive officers of the Registrant:
-------------------------------------
                                                            Date First
                                                            Elected to
      Name           Age           Offices Held            Exec. Office
------------------   ----    ---------------------------   ------------
James K. Baker       63      Chairman of the Board of
                             Directors                         1965
Byron O. Pond        58      Chief Executive Officer
                             and President (& Director)        1990
V. William Hunt      50      Executive Vice President
                             (& Director)                      1980
Joe T. Atkins (1)    66      Senior Vice President
                             -Supplier Development             1993
Raymond P. Mack      54      Vice President-Human Resources    1993
W. Frederick Meyer   61      Vice President-Public Affairs     1974
Richard A. Smith     49      Vice President-Finance & Chief
                             Financial Officer (& Director)    1990
Ronald R. Snyder     50      Vice President-General Counsel
                             & Secretary                       1992

  (1) Mr. Atkins retired in April, 1994.

All terms of all officers of the Registrant run until their respective successors are elected and qualified.

All listed executive officers except Mr. Snyder have been employed by the Registrant or one of its subsidiaries for the past five years. Mr. Snyder joined Arvin in his current capacity in December, 1992. Previously, he was a partner in the Indianapolis law firm of Barnes & Thornburg.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
No matters were submitted to a vote of Security Holders during the fourth quarter of the 1994 fiscal year.
Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters
-----------------------------------------------------------------------------
Arvin's common shares are listed on the New York Stock Exchange and the Chicago Stock Exchange. Set forth below are the dividends declared and the high and low sales prices of the common shares for each quarter during the last two fiscal years.

Market Price Ranges and Quarterly Dividends Paid
(Prices and dividends on common shares)
                                 1994                          1993
                                 ----                          ----
                             Market Price                  Market Price
                            -----------------             ------------------
                Dividend    High       Low      Dividend    High       Low

First Quarter   $  .19    $ 33 3/4   $ 27 3/4   $  .19   $ 37       $ 29 3/4
Second Quarter     .19      29 3/8     23 1/2      .19     37 3/4     30 3/4
Third Quarter      .19      25 3/4     23 1/2      .19     33 3/4     26 3/4
Fourth Quarter     .19      25 7/8     22 13/16    .19     32         25 1/4


As of March 6, 1995, Arvin had 5,278 holders of record of its common shares.

Item 6. Selected Financial Data
-------------------------------

Five-year Consolidated Financial Summary
----------------------------------------
(In millions, except
  per share amounts)     1994       1993       1992       1991       1990
--------------------------------------------------------------------------
Operating Results 1
Net Sales            $ 2,039.8  $ 1,852.3  $ 1,798.0  $ 1,587.2  $ 1,593.9
Interest expense          43.6       36.8       38.8       41.3       39.6
Earnings (Loss) from
 continuing operations   (17.4)      37.8       39.9       22.8       33.2
Primary earnings (loss)
 per common share        (0.78)      1.70       1.70       0.79       1.35
Dividends declared:
 Preferred shares           --         --        5.8        7.8        7.8
 Common shares            16.9       16.7       13.8       12.8       12.8
 Per common share         0.76       0.76       0.70       0.68       0.68

Average number of common
 shares outstanding       22.4       22.3       20.1       19.1       18.8

Financial Position
Total assets         $ 1,275.3  $ 1,230.1  $ 1,135.2  $ 1,111.4  $ 1,176.9
Long-term debt           416.3      432.4      388.7      333.1      318.4
Total debt               441.4      440.4      409.1      369.9      424.1
Redeemable preferred
 shares                     --         --         --      100.5      100.5
Shareholders' equity     396.3      420.6      398.4      374.1      374.2
Book value per common
 share                   17.81      19.04      18.45      19.59      19.75

  1 From continuing operations

SFAS No.109 was adopted by the Company in 1992 by retroactively restating 1991 and 1990 reported results.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------
Financial Review

(Dollar amounts in tables in millions)

Overview and Outlook

Arvin recorded sales of $2 billion in 1994, the highest level in the Company's history. 1994 sales levels represent a 10 percent increase over 1993 and a 13 percent increase over 1992. The 1994 increase in sales was primarily attributable to strong North American vehicle production and the easing of recessionary pressures in the European automotive markets.

Results for the year include a fourth quarter charge of $81.1 million ($58.9 million after tax and minority interest) for restructuring and other special charges. These charges, which are more fully discussed following the Company's results of operations by segments, allow the Company to further concentrate its resources to achieve its long-term strategic objectives.

In April, 1994, the Company announced its intention to sell its Schrader Automotive unit (Schrader). Accordingly, the current and prior years' financial statements of Arvin report separately the net assets and operating results of Schrader as a discontinued operation. Beginning in 1994, and in conjunction with the disposition of Schrader, the Company is reporting its results in three segments: Automotive Original Equipment, Automotive Replacement and Technology. Results of the Company's Roll Coater subsidiary are included in the Automotive Original Equipment segment due to their relative size.

Results of Operations
Net Sales by Segment             1994              1993              1992
------------------------         ----              ----              ----
Automotive Original
  Equipment               $1,193.9    59%    $1,042.9   56%    $  939.0   52%
Automotive Replacement       656.1    32        598.0   32        648.2   36
Technology                   189.8     9        211.4   12        210.8   12
                          --------   ----    --------  ----    --------  ----
   Total                  $2,039.8   100%    $1,852.3  100%    $1,798.0  100%
                          ========   ====    ========  ====    ========  ====

Operating Income by
Segment                         1994               1993              1992
------------------------        ----               ----              ----
Automotive Original
  Equipment               $   70.9   142%    $   64.1   56%    $   45.2   39%
Automotive Replacement        33.2    67         49.0   43         62.7   54
Technology                   (54.3) (109)         1.5    1          8.4    7
                          --------   ----    --------  ----    --------  ----
   Total                  $   49.8   100%    $  114.6  100%    $  116.3  100%
                          ========   ====    ========  ====    ========  ====

Automotive Original Equipment ("OE"), 1994 vs 1993:  OE sales in 1994 were
14 percent higher than in 1993 primarily as a result of a 9 percent increase in the North American automotive build rate and an easing of recessionary pressures throughout Europe. Pricing pressures reduced sales prices in both the U.S. and Europe. The impact of lower sales prices was offset in both markets by Arvin's success in winning significant new business. Operating income in this segment increased 11 percent for the year as a result of the higher revenues, improved revenues and margins from coil coating operations (which contributed $2.6 million of the increase), and the realization of the benefit of quality and process improvement initiatives. These gains were somewhat offset by price concessions, start up costs on new strut production, the negative impact of a labor dispute at one of the Company's major North American steel suppliers and the devaluation of the Mexican peso. In addition, the Company recorded a fourth quarter 1994 restructuring charge of $2.3 million for this segment. Except for the exchange losses of approximately $1.2 million related to the peso devaluation, currency fluctuations had a minor impact on the comparative balances of both sales and operating income.

1993 vs 1992: OE sales increased 11 percent as a result of higher North American light vehicle production, new exhaust business in North America, and increased demand for catalyst assemblies in Europe. At constant rates of exchange, which eliminate the unfavorable exchange rate impact of a stronger U.S. dollar during the year, the sales increase was 18 percent. Operating income for the OE segment increased 42 percent in 1993 (55 percent at constant dollar exchange rates) as a result of worldwide productivity improvements, higher exhaust volumes in North America and improved margins from coil coating operations.

Automotive Replacement ("Replacement"), 1994 vs 1993: Replacement sales increased 10 percent over the prior year. While European sales were up slightly, stronger increases were seen in the U.S. in both the ride control and exhaust product lines. Increases in the U.S. were due to Arvin's success in winning new customers in the exhaust product line and stronger overall demand, coupled with moderate price increases in ride control products. The Company also increased, by more than 50 percent, both its U.S. and European sales of OE replacement parts sold to automotive dealers for service parts. Operating income improved as a result of productivity improvements in most markets represented in this segment. However, overall operating income fell 32 percent for this segment due to an $18.0 million restructuring charge and increased costs associated with obtaining new business in the U.S.

1993 vs 1992: Replacement sales decreased 3 percent at a constant dollar rate of exchange and 8 percent after inclusion of the effect of a stronger U.S. dollar during the year. The decrease was primarily due to an unfavorable distribution channel shift and a lower demand for ride control products in North America. Operating income decreased 22 percent (17 percent at constant rates of exchange) for the same time period. Lower volumes, an unfavorable North American ride control product mix and higher operating costs associated with reorganizing the European exhaust business all negatively affected income from operations.

Technology, 1994 vs 1993: Technology sales fell 10 percent primarily as a result of the Company's reorganization of its service contract business unit to reflect changes in government procurement practices and to position the unit more favorably for future contract competitions. As part of this reorganization, the Company entered into an agreement to transfer a principal contract to an unconsolidated joint venture company in return for a participation in future performance fees. The Company owns a 49 percent interest in the new company. Although the revenues will no longer be consolidated, upon the successful awarding of this contract to the joint venture company during the rebidding process, the joint venture arrangement will permit a level of participation in the future net income associated with this contract. The effect on the operating income of Arvin is expected to be immaterial. During 1994, as a result of continued contraction in this market, Arvin re-evaluated the viability of the recorded goodwill and the Space Facility Technology assets recorded in this segment. A fourth quarter restructuring charge of $53.0 million was taken to write off the recorded value of both of these assets, as well as to account for employee severance costs, facility consolidation costs and other charges. Excluding this charge, operating income in this segment was $2.8 million below 1993 levels, primarily as a result of lower sales and unrecovered indirect costs.

1993 vs 1992: Technology segment sales were flat for 1993 compared to 1992. Segment sales declined 2 percent during the last six months before the inclusion of post-merger Space Industries International, Inc. sales. Contracts awarded declined during the second half of 1993, resulting in lower realization of fourth quarter revenue. Income for the period decreased 82 percent. Lower operating income was attributed to higher bid and proposal costs resulting from the increased competition in securing contracts, expenses associated with the merger of the Company's Calspan subsidiary with Space Industries (see Note 2) and the expensing of actual overhead rates in excess of provisional rates billed on government contracts.

Restructuring and Special Charges of $81.1 million ($58.9 million after tax and minority interest or $2.63 per share) are included in results of operations in the fourth quarter of 1994. These charges represent costs associated with reducing the carrying values of underperforming assets to estimated fair values, a provision for an early retirement program and severance benefits for involuntary staff reductions, consolidation of manufacturing facilities and certain product lines, and environmental and other reserve increases. The workforce reductions and consolidation of manufacturing facilities and product lines will be substantially complete by December 31, 1995, and are an effort to concentrate resources allowing the Company to achieve its long-term strategic growth objectives. The expected cash outlay, to be paid out over the next three years, is $22.1 million and is expected to be funded from cash generated from operations. The remaining $59.0 million of the charges pertains to non-cash items, such as asset write-downs and asset write-offs. Expected future benefits to cash flow include lower cash outlays for salaries and wages of $8.7 million annually beginning in 1996. In addition, depreciation expense and goodwill amortization will be reduced an estimated $1.9 million in 1995 and thereafter. The components of the restructuring and special charges are as follows:

                        Automotive
                         Original    Automotive              Corporate
                        Equipment   Replacement   Technology   Other   Total
                        ---------   -----------   ----------  -------  ------
Employee Separations     $  2.1       $  5.3        $   .7     $  ---  $  8.1
Asset Write-downs            .2          7.1          19.6        ---    26.9
Goodwill Impairment         ---          ---          29.6        ---    29.6
Facility Consolidations     ---          5.6           2.7        ---     8.3
Other Special Charges       ---          ---            .4        7.8     8.2
                        ---------   -----------   ----------  -------  ------
   Total                 $  2.3       $ 18.0        $ 53.0     $  7.8  $ 81.1
                        =========   ===========   ==========  =======  ======

Employee separation costs are based on the minimum levels that would be paid to the affected employees pursuant to the Company's workforce reduction program and contractual provisions of government programs for international business units. Although there are no additional restructuring plans under consideration, the Company expects additional 1995 charges for severance and relocation costs of approximately $4.3 million which are related to the 1994 plan. Current accounting guidelines do not permit the accrual of these charges in 1994. The total number of employees to be separated under the plan is 338.

For the evaluation of goodwill impairment, the Company segregated its operating assets and cash flows into business units. Management believes that such segregation is the most meaningful level for which cash flows are identifiable and independent of one another. Cash flows were projected for each business unit based on the approximate remaining goodwill amortization periods. Internal plan projections were used to estimate revenue for the 1995 base period and a growth rate of 2 percent was assumed for most business units. These projections assumed that capital expenditures would approximate depreciation expense, and that gross profit and operating expenses would generally increase proportionately with the sales growth assumptions. Undiscounted cash flows were compared to the total net assets of each business unit to determine if an impairment existed. To determine the amount of technology segment goodwill impairment, future cash flows were discounted at 12 percent, a rate which management believes is commensurate with the risks involved.

The technology segment, which includes the merger of Space Industries International, Inc. during the third quarter of 1993, continued to be affected by more competition for fewer available contracts during all of 1994. As a result, the Company initiated a comprehensive review of the carrying value of its intangible assets. The profitability assumptions for the technology segment reflect both the increased competition and the conclusion that the full recovery of the costs associated with the development of certain Space Facility Technology relating to the design, integration, and operation of a man-tended space facility is unlikely. As a result, undiscounted cash flows were insufficient to recover the technology segment's goodwill and the capitalized costs relating to the Space Facility Technology. Accordingly, based on the discounted future cash flows, the Company recorded an impairment of $29.6 million to goodwill and a charge for approximately $18.2 million of capitalized Space Facility Technology costs in the technology segment in the fourth quarter of 1994. There were no other goodwill impairments identified within the Company's remaining business units.

Facility consolidations include efforts to consolidate and restructure selected organizations in Europe, Canada, and the United States. The increase in environmental and other reserves relates primarily to the completion of a feasibility study to identify and measure remediation costs at the Platt Saco Lowell site previously owned by the Company's Maremont subsidiary.

Corporate General and Administrative expenses decreased 21 percent or $3.4 million in 1994 after a $1.8 million (13 percent) increase in 1993. The 1994 decrease was primarily the result of reduced expenditures for employee costs and professional services. Another factor contributing to the 1994 decrease was that approximately $.6 million of one-time expenses related to the consolidation of the Companys domestic data center operations were incurred in 1993. 1993 expense was higher than 1992 because of the data center charge and higher employee costs and professional services.

Interest Expense increased 18 percent or $6.8 million in 1994. The increase was a result of higher average borrowing rates on higher average outstanding debt. In 1993 interest expense decreased $2.0 million from 1992 principally because of lower interest rates, cash flow from operations and proceeds from the sale of two million shares of common stock in the third quarter of 1992.

Other Expenses, net increased $1.9 million in 1994. The increase was primarily the result of higher foreign exchange losses, goodwill amortization and the accelerated amortization of debt issuance cost due to the repurchase and retirement of some of the Company's long-term debt. Other expenses, net decreased $8.2 million in 1993 compared to 1992. The primary reason for the decrease was a 1992 provision for claims, litigation charges, and settlement costs related to various product and other liability cases and environmental matters in which the Company was involved. In addition, 1993 benefited from the favorable effect of lower business consolidation and relocation expenses.

Equity Earnings of Affiliates for 1994 was relatively unchanged from 1993. 1993 earnings were $3.5 million lower than 1992 as a result of losses from new European joint ventures and the amortization of their acquisition costs.

Minority Shareholders' Share of Loss increased $12.6 million for the year. The increase is primarily a result of the minority share portion ($14.6 million) of the 1994 restructuring charge. This increase was somewhat offset as a result of 1994 earnings of the Company's Timax business unit. A portion of the Timax unit was contributed to the 50/50 European joint venture with Sogefi S.p.A. in the third quarter of 1993. Additionally, 1994 minority interest income was enhanced by improved results from the Company's Spanish subsidiary, AP Amortiguadores, S.A.

Income from Disposal of Discontinued Operations of $.8 million relates to earnings of the Company's Schrader subsidiary after the decision to sell this business. Income prior to this measurement date is recorded as "Income from discontinued operations." In February 1995, the Company entered into a contract for the sale of Schrader. The transaction was completed on February 16, 1995, and the gain to be recorded during the first quarter of 1995 will be immaterial.

Change in Accounting   The Company elected adoption of Statements of
Financial Accounting Standards (SFAS) No. 106 and 112 effective December 30, 1991 (See Note 12). These changes are reflected in the accompanying financial information.

Financial Condition

Liquidity During 1994, cash provided by operations was $116.1 million, compared to $103.7 million in 1993 and $135.5 million in 1992. Cash provided by operating activities increased in 1994 and decreased in 1993, 12 percent and 23 percent, respectively. The changes were a result of year-end fluctuations in other assets, other current assets, payables, and other accrued expenses. The current ratio decreased from 1.9 at the end of 1993 to
1.5 at the end of 1994.

Accounts Receivable and Accounts Payable both increased substantially (24 percent and 30 percent) primarily as a result of a 27 percent increase in December sales over the prior year and an industry trend towards longer payment cycles.

Other Assets decreased $12.4 million due to the write-off of $18.2 million of capitalized Space Facility Technology costs and the addition of $5.1 million of long-term deferred tax assets.

Accrued Expenses increased $27.9 million, primarily due to the restructuring reserve, a reclassification of legal reserves, and increases in interest payable and accrued tooling.

Capital Resources   On January 26, 1994, the Company exercised its option to
call, at par, all of its outstanding $75.0 million principal amount of 8 3/8 percent notes due March 1, 1997. On February 16, 1994, the Company completed the issue of $75.0 million principal amount of 6 7/8 percent notes due February 15, 2001. The proceeds of this issue were used to retire the 8 3/8 percent notes on March 1, 1994. The Company repurchased approximately $17.2 million of its outstanding 9 1/8 percent sinking fund debentures due 2017.
It also repurchased approximately $7.3 million of its outstanding 7.5 percent convertible subordinated debentures. Under the Company's shelf registration with the Securities and Exchange Commission, which became effective in April, 1994, the Company may issue up to $225.0 million of various Arvin debt and equity securities. The proceeds from the issuance of the securities will be used for general corporate purposes.

Based on the Company's projected cash flow from operations and existing financing credit facility arrangements, management believes that sufficient liquidity is available to meet anticipated capital and dividend requirements over the foreseeable future as well as the cash outlays resulting from the restructuring program.

Funds generated from the sale of Schrader will be used to reduce the Company's debt and for other corporate purposes.

Capital expenditures of continuing operations were $103.4 and $90.3 million in 1994 and 1993, respectively, and related to ongoing production improvements, product enhancements, new production, manufacturing efficiencies as well as normal replacement. Planned capital expenditures for 1995 are adequate for normal growth and replacement and are consistent with projections for future sales and earnings. Near-term expenditures are expected to be funded from internally generated funds.

Financial Instruments and Risk Management The Company uses financial derivatives, including forward exchange contracts and options and interest rate swaps and options, to manage its global foreign exchange and interest
rate exposure.   The foreign exchange derivatives serve primarily to protect the functional currency value of certain non-functional currency positions and anticipated transactions of the Company and its foreign subsidiaries.

Legal/Environmental Matters The Company is defending various environmental claims and legal actions that arise in the normal course of its business, including matters in which the Company has been designated a potentially responsible party at certain waste disposal sites or has been notified that it may be a potentially responsible party at other sites as to which no proceedings have been initiated. At a majority of these sites, the information currently available leads the Company to believe it has very limited or even de minimis responsibility. At other sites, neither the remediation method, amount of remediation costs nor the allocation among potentially responsible parties has been determined. Where reasonable estimates are possible, the Company has provided for the costs of study, cleanup, remediation, and certain other costs, taking into account, as applicable, available information regarding site conditions, potential cleanup methods and the extent to which other parties can be expected to bear those costs.

The Company is a participant with the EPA and the current owner of a site previously owned by the Company's Maremont subsidiary in a corrective action proceeding under the Resource Conservation and Environmental Recovery Act. In the fourth quarter of 1994, based on the results of an environmental study, the Company accrued for its share of the reasonably estimable minimum remediation costs at this site, which include costs incurred in connection with further studies and design of a remediation plan, remedial costs, including cleanup activities, and administrative, legal and consulting fees. Given the inherent uncertainties in evaluating legal and environmental exposures, actual costs to be incurred in future periods may vary from the currently recorded estimates. The Company expects that any sum it may be required to pay in connection with legal and environmental matters in excess of the amounts recorded will not have a material adverse effect on its financial condition.

Other Matters On March 25, 1994, the Company purchased the European exhaust manufacturer MTA S.r.l., located in Mosciano St. Angelo, Italy. MTA manufactures car exhaust down pipes, catalysts and other related parts.

During the fourth quarter of 1994, the Company purchased 49.9 percent of Autocomponents Suspension S.r.l., a ride control manufacturer in Melfi, Italy. Autocomponents Suspension manufactures principally for the original equipment market and is accounted for under the equity method.


Item 8. Financial Statements and Supplementary Data
                                                              Page No.
----------------------------------------------------

Index to Financial Statements
Financial Statements:
  Consolidated Statement of Operations for each of the three years in the period ended January 1, 1995

  Consolidated Statement of Financial Condition at
   January 1, 1995 and January 2, 1994

  Consolidated Statement of Shareholders' Equity for each of the three years in the period ended January 1, 1995

  Consolidated Statement of Cash Flows for each of the three years in the period ended January 1, 1995

  Notes to Consolidated Financial Statements

  Report of Independent Accountants and Independent
   Auditors' Report.

  Financial Statement Schedules:
   For each of the three years in the period ended January 1, 1995
    II Valuation and Qualifying Accounts

Supplementary Data:
  Selected Quarterly Financial Data


Financial statements of unconsolidated affiliates have been omitted because the registrant's proportionate share of the income from continuing operations before income taxes, and total assets of each such company is less than 20% of the respective consolidated amounts, and the investment in and advances to each company is less than 20% of consolidated total assets.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not applicable or the required information is shown in the financial statements or the notes thereto.

Arvin Industries, Inc.
Consolidated Statement of Operations
(Dollars in millions, except per share amounts)

                                                                                    1994                1993                1992
--------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                      $  2,039.8          $  1,852.3          $  1,798.0

Costs and Expenses:
  Cost of goods sold                                                              1,723.6             1,552.8             1,475.1
    Selling, operating general and administrative                                   191.5               187.9               202.6
    Corporate general and administrative                                             12.6                16.0                14.2
  Restructuring                                                                      72.9                ----                ----
  Special charges                                                                     8.2                ----                ----
  Interest expense                                                                   43.6                36.8                38.8
  Interest income                                                                    (2.7)               (2.1)               (2.4)
  Other expense, net                                                                  6.3                 4.4                12.6
----------------------------------------------------------------------------------------------------------------------------------
                                                                                  2,056.0             1,795.8             1,740.9
----------------------------------------------------------------------------------------------------------------------------------
Earnings from Continuing
  Operations Before Income Taxes                                                    (16.2)               56.5                57.1
    Income taxes                                                                    (18.2)              (23.2)              (25.0)
    Minority interest in net loss of consolidated subsidiaries                       13.3                  .7                  .5
    Equity earnings of affiliates                                                     3.7                 3.8                 7.3
----------------------------------------------------------------------------------------------------------------------------------
Earnings from Continuing Operations                                                 (17.4)               37.8                39.9
----------------------------------------------------------------------------------------------------------------------------------
  Income from discontinued operations, net of income
    taxes of $.1, $2.1, and $1.6, respectively                                         .3                 2.5                ----
  Income from disposal of discontinued operations, net of
    income taxes of $1.3, $0, and $0, respectively                                     .8                ----                ----
----------------------------------------------------------------------------------------------------------------------------------
Earnings Before Effect of Changes
  in Accounting Principles                                                          (16.3)               40.3                39.9
    Effect of change in accounting for postretirement
      benefits other than pensions                                                   ----                ----               (27.6)
    Effect of change in accounting for postemployment
      benefits                                                                       ----                ----                (5.9)
----------------------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss)                                                            $    (16.3)         $     40.3          $      6.4

Dividends on preferred shares                                                        ----                ----                (5.8)
----------------------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss) Applicable to Common Shares                                $    (16.3)         $     40.3          $       .6
----------------------------------------------------------------------------------------------------------------------------------

Earnings/(Charges) per Common Share
Primary:

  Continuing Operations                                                        $     (.78)         $     1.70          $     1.70
  Discontinued Operations                                                             .05                 .11                 .00
  Effect of change in accounting for postretirement
    benefits other than pensions                                                     ----                ----               (1.38)
  Effect of change in accounting for postemployment
    benefits                                                                         ----                ----                (.29)
----------------------------------------------------------------------------------------------------------------------------------
      Total - primary                                                          $     (.73)         $     1.81          $      .03
----------------------------------------------------------------------------------------------------------------------------------
Fully Diluted:
  Continuing Operations                                                        $     (.78)         $     1.64          $     1.70
  Discontinued Operations                                                             .05                 .10                 .00
  Effect of change in accounting for postretirement
    benefits other than pensions                                                     ----                ----               (1.38)
  Effect of change in accounting for postemployment
    benefits                                                                         ----                ----                (.29)
----------------------------------------------------------------------------------------------------------------------------------
      Total - fully diluted                                                    $     (.73)         $     1.74          $      .03
----------------------------------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding
  Primary                                                                          22,386              22,311              20,054
  Fully Diluted                                                                    25,778              25,793              23,658

See notes to consolidated financial statements.

Arvin Industries, Inc.
Consolidated Statement of Financial Condition
(Dollars in millions, except per share amounts)                                                      As of              As of
                                                                                                    1/1/95             1/2/94
---------------------------------------------------------------------------------------------------------------------------------
Assets:
Current Assets:
  Cash and cash equivalents                                                                       $      17.6        $      34.3
  Receivables, net of allowances of $4.8 in 1994 and $5.1 in 1993                                       302.4              242.9
  Inventories (at lower of cost or market)                                                              105.9              108.3
  Other current assets                                                                                   76.4               75.1
---------------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                                502.3              460.6
---------------------------------------------------------------------------------------------------------------------------------
Non-Current Assets:
  Property, plant and equipment (at cost):
  Land                                                                                                   15.2               16.9
  Buildings and leasehold improvements                                                                  154.5              140.4
  Machinery & equipment                                                                                 680.1              581.5
  Construction in progress                                                                               40.3               52.6
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        890.1              791.4
      Less: Allowance for depreciation                                                                  458.8              403.2
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        431.3              388.2
  Goodwill, net of amortization of $26.6 in 1994 and $26.9 in 1993                                       150.4              185.3
  Investment in affiliates                                                                               91.9               84.0
  Net assets of discontinued operations                                                                  40.8               41.0
  Other assets                                                                                           58.6               71.0
---------------------------------------------------------------------------------------------------------------------------------
      Total non-current assets                                                                          773.0              769.5
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                  $   1,275.3        $   1,230.1
---------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
Current Liabilities:
  Short-term debt                                                                                 $      25.1        $       8.0
  Accounts payable                                                                                      198.7              153.3
  Accrued employee compensation costs                                                                    44.1               39.2
  Accrued expenses                                                                                       69.4               41.5
  Income taxes payable                                                                                    1.5               ----
---------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                                         338.8              242.0
---------------------------------------------------------------------------------------------------------------------------------
Long-term employee benefits                                                                              63.5               52.4
Deferred income taxes and other liabilities                                                              15.3               23.4
Long-term debt                                                                                          416.3              432.4
Minority interest                                                                                        45.1               59.3
Commitments and contingencies (Note 10)
Shareholders' Equity:
  Capital Stock:
    Preferred shares (no par value, authorized 8,978,058
      in 1994 and 1993; none issued and outstanding)                                                     ----               ----
    Common shares ($2.50 par value, authorized 50,000,000;
      issued 24,163,510  in 1994 and 24,076,912 in 1993)                                                 60.4               60.2
  Capital in excess of par value                                                                        206.6              204.7
  Retained earnings                                                                                     194.1              227.3
  Minimum pension liability adjustment                                                                   (0.6)              ----
  Cumulative translation adjustment                                                                     (20.7)             (26.7)
  Common shares held in treasury (at cost)                                                              (43.5)             (44.9)
---------------------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                                      396.3              420.6
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                  $   1,275.3        $   1,230.1
---------------------------------------------------------------------------------------------------------------------------------

  See notes to consolidated financial statements.

Arvin Industries, Inc.
Consolidated Statement of Shareholders' Equity
(Dollars in millions, except per share amounts)
                                                                                      Year Ended
                                                      ---------------------------------------------------------------------------

                                                              1/1/95                    1/2/94                    1/3/93
                                                      ----------------------    ----------------------    -----------------------
                                                        Shares      Amount        Shares      Amount        Shares      Amount
---------------------------------------------------------------------------------------------------------------------------------
Common Shares:
  Beginning balance                                   24,076,912   $   60.2     23,691,462   $   59.2     21,148,646   $   52.9
  Common share offering                                      ---        ---            ---        ---      2,000,000        5.0
  Exercise of stock options                               86,598         .2        385,450        1.0        333,572         .8
  Conversion of preferred shares to common                   ---        ---            ---        ---        209,244         .5
---------------------------------------------------------------------------------------------------------------------------------
  Ending balance                                      24,163,510   $   60.4     24,076,912   $   60.2     23,691,462   $   59.2
---------------------------------------------------------------------------------------------------------------------------------
Capital in Excess of Par Value:
  Beginning balance                                                $  204.7                  $  194.4                  $  133.8
  Common share offering                                                 ---                       ---                      46.9
  Exercise of stock options                                             1.5                       8.2                       6.0
  Conversion of preferred shares to common                              ---                       ---                       5.4
  Shares contributed to employee benefit plan                            .4                       2.1                       2.3
---------------------------------------------------------------------------------------------------------------------------------
  Ending balance                                                   $  206.6                  $  204.7                  $  194.4
---------------------------------------------------------------------------------------------------------------------------------
Retained Earnings:
  Beginning balance                                                $  227.3                  $  203.7                  $  219.9
  Net earnings (loss)                                                 (16.3)                     40.3                       6.4
  Preferred share redemption premium                                    ---                       ---                      (3.0)
  Cash dividends per share on:
    Preferred shares-redeemable                                         ---                       ---                      (5.8)
    Common shares-($.76 per year for 1994, $.76 per
      year for 1993, and $.70 per year for 1992)                      (16.9)                    (16.7)                    (13.8)
---------------------------------------------------------------------------------------------------------------------------------
  Ending balance                                                   $  194.1                  $  227.3                  $  203.7
---------------------------------------------------------------------------------------------------------------------------------
Pension Liability Adjustment:
  Beginning balance                                                $    ---                  $    ---                  $    ---
  Minimum pension liability adjustment                                  (.6)                      ---                       ---
---------------------------------------------------------------------------------------------------------------------------------
  Ending balance                                                   $    (.6)                 $    ---                  $    ---
---------------------------------------------------------------------------------------------------------------------------------
Cumulative Translation Adjustments:
  Beginning balance                                                $  (26.7)                 $  (12.5)                 $   14.4
  Translation adjustments during the year                               6.0                     (14.2)                    (26.9)
---------------------------------------------------------------------------------------------------------------------------------
  Ending balance                                                   $  (20.7)                 $  (26.7)                 $  (12.5)
---------------------------------------------------------------------------------------------------------------------------------
Common Shares in Treasury:
  Beginning balance                                   (1,981,909)  $  (44.9)    (2,093,121)  $  (46.4)    (2,205,541)  $  (47.0)
  Stock exchanged for stock options exercised             (3,836)       (.1)        (7,572)       (.2)       (41,098)      (1.1)
  Shares contributed to employee benefit plan             72,082        1.5        133,231        2.1        153,518        1.7
  Purchase of oddlot shares                                 ---         ---        (14,447)       (.4)           ---        ---
---------------------------------------------------------------------------------------------------------------------------------
  Ending balance                                      (1,913,663)  $  (43.5)    (1,981,909)  $  (44.9)    (2,093,121)  $  (46.4)
---------------------------------------------------------------------------------------------------------------------------------

  Total shareholders' equity                                       $  396.3                  $  420.6                  $  398.4
---------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

Arvin Industries, Inc.
Consolidated Statement of Cash Flows
(Dollars in millions)
                                                                                        1994             1993            1992
---------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net earnings(loss)                                                                 $   (16.3)       $    40.3       $     6.4
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
      Depreciation                                                                        71.2             63.5            62.7
      Amortization                                                                         7.0              6.5             6.2
      Asset write-downs                                                                   26.9              ---             ---
      Goodwill impairment                                                                 29.6              ---             ---
      Long-term employee benefits                                                         12.3              (.6)           53.6
      Deferred income taxes, long-term                                                   (12.7)            (5.4)           (7.0)
      Minority interest                                                                  (14.2)            (1.3)           (4.1)
      Other                                                                               (3.3)             6.8           (12.2)
      Changes in operating assets and liabilities:
        Receivables                                                                      (60.2)            27.4           (10.8)
        Inventories and other current assets                                              (2.0)           (14.0)           12.3
        Accounts payable and other accrued expenses                                       77.8             (9.0)           43.0
        Income taxes payable and deferred taxes                                            ---            (10.5)          (14.6)
---------------------------------------------------------------------------------------------------------------------------------
            Net Cash Provided by Operating Activities                                    116.1            103.7           135.5
---------------------------------------------------------------------------------------------------------------------------------

Investing Activities:
        Purchase of property, plant and equipment                                       (106.6)           (92.9)         (101.2)
        Proceeds from sale of property, plant and equipment                                2.9             10.2             2.6
        Investments in affiliates                                                         (2.6)           (12.4)           (9.4)
        Business acquisitions, net of cash acquired                                       (7.5)             ---             ---
        Other                                                                             (1.2)            (5.4)            7.7
---------------------------------------------------------------------------------------------------------------------------------
            Net Cash Used For Investing Activities                                      (115.0)          (100.5)         (100.3)
---------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
        Change in short-term debt, net                                                    17.4            (11.7)          (17.9)
        Proceeds from long-term borrowings                                                85.6             48.3             3.8
        Principal payments on long-term debt                                            (106.6)            (4.8)          (46.1)
        Purchase of treasury shares                                                        ---              (.6)           (1.1)
        Exercise of stock options                                                          2.1              9.2             6.8
        Proceeds from common shares issued, net of expenses                                ---              ---            51.8
        Dividends paid                                                                   (16.9)           (16.7)          (19.6)
        Other                                                                              ---               .1            (3.4)
---------------------------------------------------------------------------------------------------------------------------------
            Net Cash Provided By/(Used For) Financing Activities                         (18.4)            23.8           (25.7)
---------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents:
        Effect of exchange rate changes on cash                                            0.6             (2.5)           (2.5)
---------------------------------------------------------------------------------------------------------------------------------
        Net increase/(decrease)                                                          (16.7)            24.5             7.0
        Beginning of the year                                                             39.1             14.6             7.6
---------------------------------------------------------------------------------------------------------------------------------
            End of the year                                                          $    22.4        $    39.1       $    14.6
---------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.
Income tax payments totaled $31.7 million in 1994, $59.2 million in 1993 and $39.6 million in 1992.
Interest payments totaled $42.8 million in 1994, $38.6 million in 1993 and $41.0 million in 1992.

Arvin Industries, Inc.
Notes to Consolidated Financial Statements

(Dollar amounts in tables in millions unless noted otherwise)

Note 1 - Significant Accounting Policies:

Consolidation: The consolidated financial statements include the accounts of Arvin Industries, Inc. and its majority-owned subsidiaries. Affiliated companies in which Arvin does not have a controlling interest are accounted for using the equity method.

Cash Equivalents: The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories: Substantially all inventories located in the United States (U.S.) are stated under the last-in, first-out (LIFO) cost method. The remaining inventories are stated primarily on a first-in, first-out (FIFO) basis.

Property, Plant and Equipment and Depreciation: Property, plant and equipment, including capital leases and significant additions or improvements extending asset lives, are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets for financial reporting purposes and accelerated methods for income tax purposes. Maintenance and repair costs are expensed as incurred.

Goodwill: Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight line method over periods of generally 40 years for the manufacturing segments.

The Company assesses the recoverability of its goodwill annually and whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for individual business units are not sufficient to support recorded goodwill.
If undiscounted cash flows are not sufficient to support the recorded asset, an impairment is recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business unit. Expected cash flows are discounted at a rate commensurate with the risk involved.

Contract Revenue Recognition: Revenues on short and long-term service contracts for both government and industry are recorded using the percentage of completion method. Provisions for anticipated losses are made in the period in which they first become determinable. Unbilled receivables were $21.4 and $20.9 million at year-end 1994 and 1993, respectively.

Foreign Currency : The Company uses the local currency as the functional currency for all of its consolidated operations outside of the U.S. Results are translated into U.S. dollars using monthly average exchange rates, while assets and liabilities are translated into U.S. dollars using year-end exchange rates. The resulting translation adjustments are recorded in a separate component of shareholders' equity. Gains and losses from foreign currency transactions are included in net earnings and were not material for the periods presented.

Derivatives: Gains and losses on foreign currency hedges of existing assets and liabilities are included in the carrying amount of those assets and liabilities and are recognized in income, on a current basis, as part of those carrying amounts. Gains and losses on hedges of anticipated foreign currency transactions are recognized in income on a current basis. Gains and losses on interest rate swap agreements, which qualify as hedges of existing liabilities, are deferred and are recognized as yield adjustments over the life of the agreement.

Pension Plans: Substantially all domestic employees of the Company are covered by non-contributory trusteed pension plans. Employees of certain of the Company's international operations are covered by either contributory or non-contributory trusteed pension plans. Benefits are based on, in the case of certain plans, final average salary and years of service and, in the case of other plans, a fixed amount for each year of service. Net periodic pension costs for 1994, 1993, and 1992 were determined using the Projected Unit Credit Cost method. The Company's funding policy provides that annual contributions to the pension trusts will be at least equal to the minimum amounts required by ERISA in the United States and actuarial recommendations in other countries.

Income Taxes: Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

Earnings Per Share: Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the year. Dividends on the Company's convertible exchangeable preferred shares, which were issued in the third quarter of 1989, are deducted from net earnings prior to calculating earnings per share for 1992. The convertible exchangeable preferred shares were exchanged in 1992 for the convertible subordinated debentures due 2014.

Reclassifications: Certain amounts in the accompanying financial statements and notes thereto have been reclassified to conform to the current year presentation.

Fiscal Year: The Company's fiscal year ends on the Sunday nearest to December
31.


Note 2 - Acquisitions and Discontinued Operations:

In 1992, the Company acquired a 50 percent interest in Schmitz & Brill GmbH, a German automotive parts manufacturer. Schmitz & Brill is accounted for under the equity method.

During the third quarter of 1993, the Company completed the combination of the assets of its Calspan and SRL subsidiaries with the assets of Space Industries International, Inc. This transaction was accounted for as a purchase. The Company owns approximately 70 percent of the new company, Space Industries International, Inc.

Also during the third quarter of 1993, the Company purchased 49.9 percent of European ride control manufacturer Way Assauto S.r.l., located in Asti, Italy. Way Assauto manufactures principally for the original equipment market and is accounted for under the equity method.

In the third quarter of 1993, the Company also formed a 50/50 joint venture with Sogefi S.p.A., an Italian company. The new venture includes Sogefi's formerly wholly owned subsidiaries Establissements Rosi S.A. and Ansa Marmitte S.p.A. and a portion of the operating assets of the Company's Timax business unit.

Non-cash assets acquired, liabilities assumed and minority interest arising from these 1993 transactions were $59.3, $3.6 and $55.7 million, respectively.

On March 25, 1994 the Company purchased 80% of the European exhaust manufacturer MTA S.r.l., located in Mosciano St. Angelo, Italy. MTA manufactures car exhaust down pipes, catalysts and other related parts.

During the fourth quarter of 1994, the Company purchased 49.9 percent of Autocomponents Suspension S.r.l., a ride control manufacturer in Melfi, Italy. Autocomponents Suspension manufactures principally for the original equipment market and is accounted for under the equity method.

Effective April 14, 1994, the Company adopted a plan to sell its Schrader Automotive unit (Schrader). Accordingly, Schrader is reported as a discontinued operation at January 1, 1995. The Company's prior years' continuing operating results and financial position have been reclassified to conform to the current year presentation.

In February 1995, the Company entered into a contract for the sale of Schrader. The transaction was completed on February 16, 1995, and the gain to be recorded during the first quarter of 1995 will be immaterial.

Net assets of the Schrader operation at January 1, 1995, consist of assets and liabilities amounting to $63.7 and $22.9 million, respectively. Schrader's revenues for the years ended January 1, 1995, January 2, 1994, and January 3, 1993, were $91.2, $87.1, and $92.2 million, respectively.

Note 3 - Restructuring and Special Charges

Results of operations in the fourth quarter of 1994 include special charges of $81.1 million ($58.9 million after-tax and minority interest or $2.63 per share) for costs associated with reducing the carrying values of underperforming assets to estimated fair values, a provision for an early retirement program and severance benefits for involuntary staff reductions, consolidation of manufacturing facilities and certain product lines, and environmental and other reserve increases. The workforce reductions and consolidation of manufacturing facilities and product lines will be substantially complete by December 31, 1995, and are an effort to concentrate resources allowing the Company to achieve its long-term strategic growth objectives. The components of the restructuring and special charges are as follows:

                        Automotive
                         Original    Automotive              Corporate
                        Equipment   Replacement   Technology   Other   Total
                        ---------   -----------   ----------  -------  ------
Employee Separations     $  2.1       $  5.3        $   .7     $  ---  $  8.1
Asset Write-downs            .2          7.1          19.6        ---    26.9
Goodwill Impairment         ---          ---          29.6        ---    29.6
Facility Consolidations     ---          5.6           2.7        ---     8.3
Other Special Charges       ---          ---            .4        7.8     8.2
                        ---------   -----------   ----------  -------  ------
   Total                 $  2.3       $ 18.0        $ 53.0     $  7.8  $ 81.1
                        =========   ===========   ==========  =======  ======

Employee separation costs are based on the minimum levels that would be paid to the affected employees pursuant to the Company's workforce reduction program and contractual provisions of government programs for international business units. Although there are no additional restructuring plans under consideration, the Company expects additional severance and relocation costs of $4.3 million to be incurred during 1995 which were not permitted to be charged in 1994, under Generally Accepted Accounting Principles. The total number of employees to be separated under the plan is 338.

For the evaluation of goodwill impairment, the Company segregated its operating assets and cash flows into business units. Management believes that such segregation is the most meaningful level for which cash flows are identifiable and independent of one another. Cash flows were projected for each business unit based on the approximate remaining goodwill amortization periods. Internal plan projections were used to estimate revenue for the 1995 base period and a growth rate of 2% was assumed for most business units. These projections assumed that capital expenditures would approximate depreciation expense, and that gross profit and operating expenses would generally increase proportionately with the sales growth assumptions. Undiscounted cash flows were compared to the total net assets of each business unit to determine if an impairment existed. To determine the amount of technology segment goodwill impairment, future cash flows were discounted at 12%, a rate which management believes is commensurate with the risks involved.

The technology segment, which was merged with Space Industries International, Inc. during the third quarter of 1993, continued to be affected by more competition for fewer available contracts during all of 1994. As a result, the Company initiated a comprehensive review of the carrying value of its intangible assets. The profitability assumptions for the technology segment reflect both the increased competition and the conclusion that the full recovery of the costs associated with the development of certain Space Facility Technology relating to the design, integration, and operation of a man-tended space facility is unlikely. As a result, undiscounted cash flows were insufficient to recover the technology segment's goodwill and the capitalized costs relating to the Space Facility Technology. Accordingly, based on the discounted future cash flows, the Company recorded an impairment of $29.6 million to goodwill and a charge for approximately $18.2 million of capitalized Space Facility Technology costs in the technology segment in the fourth quarter of 1994. There were no other goodwill impairments identified within the Company's remaining business segments.

Facility consolidations include efforts to consolidate and restructure selected organizations in Europe, Canada, and the United States. The increase in environmental and other reserves relates primarily to the completion of a feasibility study to identify and measure remediation costs at the Platt Saco Lowell site previously owned by the Company's Maremont subsidiary.


Note 4 - Inventories:

The Company uses the dollar-value link chain method for calculating its LIFO inventories.
It is impractical to classify LIFO inventories into the finished goods, work in process and raw material components since in determining the overall index, the Company uses the method of pooling by individual inventory components, e.g., steel, substrate, labor and overhead. The reduction in LIFO inventories increased pre-tax earnings in the amount of $1.2 million in 1994, $.8 million in 1993 and $2.3 million in 1992.

Approximately $49.2 million and $54.5 million of total inventories at year-end 1994 and 1993 were stated on the LIFO method. The excess replacement costs of these inventories over the stated LIFO value were approximately $4.7 million and $5.9 million, respectively.


Note 5 - Income Taxes:

Earnings from continuing operations before income taxes were as follows:

                                     1994        1993        1992
                                     -----      ------       -----
United States                     $  (25.8)   $   44.6    $   23.9
International                          9.6        11.9        33.2
                                     -----      ------       -----
                                  $  (16.2)   $   56.5    $   57.1
                                     =====      ======       =====

The provision for income taxes was as follows:

                                     1994        1993        1992
                                     -----      ------       -----
Current tax expense:
Federal                           $    8.7    $   13.9    $   13.9
State                                  2.5         2.2         1.8
International                         11.5         8.0        11.7

Deferred tax expense:
Federal                               (1.1)        (.2)       (2.8)
State                                  (.3)          0         (.1)
International                         (3.1)        (.7)         .5
                                     -----      ------       -----
Continuing operations provision   $   18.2    $   23.2    $   25.0
                                     =====      ======       =====

The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate as follows:

                                         1994        1993        1992
                                        -----      ------       -----
Statutory rate                        $   (5.7)   $   19.8    $   19.4
State and local income taxes, net          1.1         1.4         1.2
International tax rate difference          2.9         3.5         3.4
Amortization of excess purchase price      2.0         1.8         1.7
Foreign tax credit utilization, net       (2.3)       (2.8)        (.5)
Goodwill write-off                        10.4         ---         ---
Valuation allowance of deferred
  assets                                  10.0         ---         ---
Other items, net                           (.2)        (.5)        (.2)
                                         -----      ------       -----
Provision for income taxes            $   18.2    $   23.2    $   25.0
                                         =====      ======       =====

Deferred tax assets (liabilities) are comprised of the following at fiscal year end:

                                               1994        1993
                                              ------       -----
Gross deferred tax assets:
  Accrued employee benefits                   $ 25.9      $ 21.2
  Inventory and receivables                     10.8         2.9
  Environmental and other legal                  7.2         1.8
  Vacation                                       1.9         2.6
  Other                                          7.1          .5
  Net operating losses and tax credit
   carryforward                                 23.8        11.3
  Valuation allowance for deferred tax assets  (26.2)       (7.3)
                                              ------       -----
     Net deferred tax asset                     50.5        33.0
                                              ------       -----
Gross deferred tax liabilities:
  Depreciation                                 (30.3)      (29.8)
  Pension                                       (3.2)       (3.8)
  Gross deferred tax liability                 (33.5)      (33.6)
                                              ------       -----
    Net deferred tax assets/(liabilities)     $ 17.0      $  (.6)
                                              ======       =====

During 1994, the Company increased the valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized due to the expiration of net operating losses. Deferred tax assets relating to net operating loss (NOL) carryforwards were available in various tax jurisdictions at January 1, 1995 expiring in 1995, 1996, 1997, 1998 and 1999 in the amounts of $.5, $1.5, $1.9, $3.8 and $2.8 million, respectively. The amount expiring in the year 2000 and forward is $13.3 million.

At year-end 1994 consolidated retained earnings included undistributed earnings of non-U.S. subsidiaries which amounted to approximately $107.2 million. These earnings are indefinitely reinvested in non-U.S. operations or will be remitted substantially free of additional U.S. income taxes. Accordingly, no provision has been made for income taxes that may be payable upon remittance of such earnings.




Note 6 - Borrowings:

At fiscal year-end, long-term debt consisted of:

                                               1994        1993
                                              ------       -----
Capital lease obligations (see Note 9)        $  6.2      $  1.1
9-5/8% - 10% medium-term notes due 1996         15.0        15.0
9.97% notes due 1996                            50.0        50.0
8-3/8% notes due 1997                            ---        74.9
6-7/8% notes due 2001                           74.9         ---
9.8% - 9.9% medium-term notes due 1998          45.0        45.0
10% medium-term notes due 2000                  49.7        49.7
7-1/2% convertible subordinated
   debentures due 2014                          90.3        97.5
9-1/8% sinking fund debentures due 2017         29.4        46.5
10-3/8% Euro-Sterling Notes due 2018            47.4        48.0
Other                                           15.2         6.9
Less: Current maturities                        (6.8)       (2.2)
                                              ------       -----
                                              $416.3      $432.4
                                              ======       =====

Maturities of long-term debt for fiscal 1995 through 1999 are $6.8, $74.1, $7.2, $52.1 and $7.1 million, respectively.

The Company has two revolving credit facilities totaling $100 million, both with a termination date of August 25, 1997. At January 1, 1995, there was $2.0 million outstanding under these facilities. In addition, the Company has uncommitted credit facilities totaling $252 million. At January 1, 1995, borrowings under these facilities totaled $16.3 million.

On January 26, 1994, the Company exercised its option to call, at par, all of its outstanding $75.0 million principal amount of 8 3/8 percent notes due March 1, 1997. On February 16, 1994, the Company completed the issue of $75.0 million principal amount of 6 7/8 percent notes due February 15, 2001. The proceeds of this issue were used to retire the 8 3/8 percent notes on March 1, 1994.

In October, 1993, one of the Company's foreign subsidiaries issued 10 3/8 percent Notes due 2018 under a financing agreement, guaranteed by the Company, which resulted in net proceeds of $48.0 million.

During 1994, the Company repurchased approximately $17.2 million of its outstanding 9 1/8 percent sinking fund debentures due 2017. It also repurchased approximately $7.3 million of its outstanding 7.5 percent convertible subordinated debentures. These convertible subordinated debentures, due 2014, are convertible into common shares at a rate of approximately 35.09 shares for each $1,000 debenture held.


Note 7 - Financial Instruments and Risk Management:

The Company uses financial derivatives, including forward exchange contracts and options and interest rate swaps and options, to manage its global foreign
exchange and interest rate exposure.   The foreign exchange derivatives serve
primarily to protect the functional currency value of certain non-functional currency positions and anticipated transactions of the Company and its foreign subsidiaries. The interest rate derivative transactions are used principally to manage the Company's floating rate exposure target within parameters that are consistent with its long-term financial strategy. The Company does not hold or issue derivative financial instruments for trading purposes.

The notional amounts of interest rate swaps serve as the basis for the cash flows from the swaps, but do not represent the Company's exposure through its use of these instruments. The Company is exposed to credit losses in the event of nonperformance (which is not anticipated) by the counterparties to the agreements. Forward agreements are subject to the creditworthiness of the counterparties, which are principally large banks. The Company does not use leveraged derivatives in its financial risk management program.

Interest Rate Risk Management: The Company had interest rate swap agreements totaling $247.0 and $50.0 million notional amount with commercial and investment banks ("the counterparties") at January 1, 1995 and January 2, 1994, respectively. At January 2, 1994, the Company also had a $75.0 million option agreement, which was subsequently exercised and is included in the January 1, 1995 total swap amount. Under the swaps, the Company agrees to exchange with the counterparties the difference between fixed rate and
floating rate interest amounts calculated on the notional amounts.    $172.0
million notional amount of the swap agreements effectively changes long-term debt issued by the Company or its subsidiaries from a fixed to a floating rate of interest at January 1, 1995. The average fixed interest rate received on these swaps during the year was 5.5%, while the average floating rate paid approximated 6.1%. The remaining $75.0 million of swaps at year end 1994 result in the Company paying a fixed rate of interest while receiving a floating rate of interest. The average fixed interest rate paid on these agreements during the year was 8.4%, while the average floating rate received
approximated 4.6%.   At January 2, 1994, the Company had $50.0 million
notional amount of swap agreements which changed its long-term debt from a fixed to a floating rate of interest. The average floating interest rate paid on these agreements during the year was 3.5%, while the average fixed rate received approximated 5.3%.

Foreign Exchange Risk Management: At year end 1994 and 1993, the Company had forward exchange contracts totaling $44.1 and $68.6 million, respectively, to hedge certain financial and operating transactions denominated in currencies other than various functional currencies. The full amount of the forward contracts at year-end 1994 and 1993 hedged existing non-functional currency denominated assets and liabilities. Although the Company used forward contracts during 1994 and 1993 to hedge anticipated non-functional currency denominated transactions, there were none outstanding at either year end. The forward exchange contracts are principally in the major European currencies, and are usually for a term not exceeding one year.

During 1994 and in prior years, the Company has also used foreign exchange options to protect the U. S. dollar value of anticipated foreign currency earnings. These option contracts are principally in the major European currencies, and are usually for a term not exceeding one year. There were no option contracts outstanding at year end 1994 or 1993.

Fair Value of Financial Instruments: The carrying value of interest rate swap agreements was a $1.5 million liability at January 1, 1995. The fair value of these agreements approximated an $11.4 million liability at that date. At year end 1993, the carrying and fair values for the swap and option agreements were a $.2 million liability and a $5.2 million liability, respectively. The fair value of these agreements generally reflects the estimated amounts that the Company would pay to terminate the contracts at the reporting date. The difference between the fair value and carrying value of the swap agreements at year end 1994 is offset by the corresponding $11.3 million difference between the fair and carrying values of long-term debt, including that due within one year, of $411.8 and $423.1 million, respectively. At year end 1993, the fair and carrying values of debt were $483.4 and $434.6 million, respectively. The fair value of debt was estimated for both years using quoted market prices and discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of lending arrangements. The differences between the carrying and fair values of the foreign exchange contracts at year-end 1994 and 1993 are not material.

The original term of the interest rate swap agreements is typically three years. The maturities of the current swap agreements range from January, 1996 to March, 1997.


Note 8 - Stock Options:

Two stock benefit plans for key employees have been authorized by the Company's shareholders. The Company's 1988 Stock Benefit Plan was amended in 1993 to increase the number of common shares that may be made subject to awards under the Plan from 1,800,000 to 2,760,000. Stock options are granted at not less than the fair market value on the date of grant and generally expire ten years later.

                           1994         1993         1992
                        ---------    ---------    ---------
Options outstanding at
   beginning of year    1,936,595    1,897,022    1,794,337
Options granted           345,850      467,050      461,000
Options exercised         (86,598)    (385,450)    (333,572)
Options expired           (99,508)     (42,027)     (24,743)
                        ---------    ---------    ---------
Options outstanding at
   year-end             2,096,339    1,936,595    1,897,022
                        =========    =========    =========

Options available for
grant at year-end         324,245      573,545       67,345

Weighted average option
   prices per share:
      Granted            $  25.00     $  30.78     $  23.88
      Exercised             18.10        21.34        17.47
      Expired               23.93        28.89        25.29
      Outstanding           25.77        25.47        23.40

Note 9 - Leases:

All non-cancelable leases with an initial term greater than one year have been classified as either capital or operating leases. Future minimum lease payments and related sublease income are as follows:

                                              Operating Leases
                                Capital       -----------------
                                Leases         Rents  Subleases
                               --------        -----  ---------
Fiscal year:

1995                             $ 1.2        $ 12.7   $ 1.0
1996                               1.2          10.5     1.0
1997                               1.2           8.2      .9
1998                               1.1           6.9      .7
1999                               1.1           5.6      .5
Thereafter                         1.8          34.3     3.8
                                 -----          ----    ----
Total minimum lease payments     $ 7.6        $ 78.2   $ 7.9
                                                ====    ====
  Less:  Amount representing
     interest                      1.4
                                  ----
Present value of minimum
     lease payments                6.2

Included in short-term debt         .8
                                 -----
Included in long-term debt       $ 5.4
                                 =====

Rent expense under operating leases was as follows:

                            1994       1993       1992
                          -------     ------     ------
Annual rent               $  15.1     $ 18.5     $ 21.6
  Less:  sublease rent        2.1        2.5        2.3
                             ----       ----       ----
Net rent expense          $  13.0     $ 16.0     $ 19.3
                             ====       ====       ====

Capital lease assets included in property, plant and equipment are as follows:

                                     1994      1993
                                     ----      ----
Land                               $   .4    $   .4
Buildings                             4.5       4.5
Machinery and equipment              13.6      13.4
                                     ----      ----
                                     18.5      18.3
  Less:  Accumulated depreciation     8.7      13.4
                                     ----      ----
                                   $  9.8    $  4.9
                                     ====      ====


Note 10 - Contingencies:

The Company is defending various environmental claims and legal actions that arise in the normal course of its business, including matters in which the Company has been designated a potentially responsible party at certain waste disposal sites or has been notified that it may be a potentially responsible party at other sites as to which no proceedings have been initiated. At a majority of these sites, the information currently available leads the Company to believe it has very limited or even de minimis responsibility. At other sites, neither the remediation method, amount of remediation costs nor the allocation among potentially responsible parties has been determined. Where reasonable estimates are possible, the Company has provided for the costs of study, cleanup, remediation, and certain other costs, taking into account, as applicable, available information regarding site conditions, potential cleanup methods and the extent to which other parties can be expected to bear those costs.

The Company is a participant with the EPA and the current owner of a site previously owned by the Company's Maremont subsidiary in a corrective action proceeding under the Resource Conservation and Environmental Recovery Act. In the fourth quarter of 1994, based on the results of an environmental study, the Company accrued for its share of the reasonably estimable minimum remediation costs at this site, which include costs incurred in connection with further studies and design of a remediation plan, remedial costs, including cleanup activities, and administrative, legal and consulting fees. Given the inherent uncertainties in evaluating legal and environmental exposures, actual costs to be incurred in future periods may vary from the currently recorded estimates. The Company expects that any sum it may be required to pay in connection with legal and environmental matters in excess of the amounts recorded will not have a material adverse effect on its financial condition.


Note 11 - Pension Plans:

The Company has contributory and non-contributory defined benefit pension plans. Plan benefits are paid through pension trusts that are sufficiently funded to ensure that the plans can pay benefits to retirees as they become due. Net pension expense for these plans consist of the following components:

                                       1994         1993         1992
                                     -------      -------      -------
Service cost                         $  11.2      $   9.4      $   9.2
Interest cost                           20.5         19.0         17.5
Actual (gain)loss on assets             11.3        (36.1)       (31.6)
Net amortization and deferral          (38.0)        12.3          8.3
                                       -----        -----        -----
   Net periodic pension cost         $   5.0          4.6          3.4
                                       =====        =====        =====

The following tables summarize the funded status of the Company's pension plans:

                                       Plans for which   Plans for which
                                        assets exceed      accumulated
                                         accumulated     benefits exceed
1994                                      benefits           assets
----------------------------------     ---------------   ---------------
Actuarial present value of
 benefit obligation
   Vested                              $    (144.6)      $    (89.4)
   Nonvested                                  (9.6)            (6.4)
                                            -------           ------
Accumulated benefit obligation              (154.2)           (95.8)
Projected impact of future
  salary increases                           (29.4)             (.7)
                                            -------           ------
Projected benefit obligation                (183.6)            (96.5)
Plan assets at market value                  204.7              87.9
                                            -------           ------
Projected benefit obligation less
  than (in excess of) plan assets             21.1              (8.6)
Unamortized initial asset                     (8.6)             (4.7)
Unrecognized (gain) loss on assets            (6.2)              6.3
Unrecognized prior service cost                4.3               7.3
Amount reflected as an intangible
  asset 1                                      ---              (7.3)
Amount reflected as minimum
  pension liability 1                          ---               (.8)
                                            -------           ------
Prepaid pension cost (pension
  liability)                           $      10.6       $      (7.8)
                                            =======           =======

    1 The provisions of SFAS No. 87, "Employers' Accounting for Pensions," require the recognition of an additional minimum liability for each defined benefit plan for which the accumulated benefit obligation exceeds plan assets. This amount has been recorded as a long-term liability with an offsetting intangible asset. Because the asset recognized may not exceed the amount of unrecognized prior service cost and transition obligation on an individual plan basis, the balance, net of tax benefits, is reported as a separate reduction of shareholders' equity at January 1, 1995.

                                       Plans for which   Plans for which
                                        assets exceed      accumulated
                                         accumulated     benefits exceed
1993                                      benefits           assets
----------------------------------     ---------------   ---------------
Actuarial present value of
 benefit obligation
   Vested-Pension Plans                $    (141.5)        $   (92.4)
   Nonvested-Pension Plans                    (9.7)             (5.8)
                                            -------           ------
Accumulated benefit obligation              (151.2)            (98.2)
Projected impact of future
  salary increases                           (27.7)              (.2)
                                            -------           ------
Projected benefit obligation                (178.9)            (98.4)
Plan assets at market value                  213.8              94.7
                                            -------           ------
Projected benefit obligation less
  than (in excess of) plan assets             34.9              (3.7)
Unamortized initial asset                     (9.7)             (5.3)
Unrecognized (gain) loss on assets           (16.4)              2.2
Unrecognized prior service cost                2.2               6.8
                                            -------           ------
Prepaid expense                        $      11.0         $     ---
                                            =======           ======

The Company's domestic pension obligations were projected to, and the assets were valued as of the end of 1994 and 1993. The plan assets, comprised almost entirely of high grade stocks and bonds, included 1.3 million shares of the Company's common stock at both year-end 1994 and 1993.

Assumptions used in determining the projected benefit obligation for the domestic and international plans are as follows:

                                    1994     1993     1992
                                    ----     ----     ----
Domestic Plans
--------------
Discount Rate for Obligations       8.00%    7.50%    8.25%
Expected Return on Plan Assets      9.00%    9.00%    9.00%
Average Salary Increases            4.75%    4.75%    5.00%

International Plans
-------------------
Discount Rate for Obligations       9.00%    7.50%   10.00%
Expected Return on Plan Assets      9.00%    9.00%   10.00%
Average Salary Increases            7.00%    5.50%    7.50%

Note 12 - Other Postretirement and Postemployment Benefits:

Other Postretirement Benefits: The Company provides certain retiree health care benefits covering a majority of U.S. salaried employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of credited service. The plans are contributory based on years of service, with contributions adjusted annually. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these plans in the future.

In the fourth quarter of 1992, the Company adopted the provisions of the Financial Accounting Standards Board's Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," changing to the accrual method of accounting for these benefits effective December 30, 1991. A pre-tax charge of $44.9 million ($27.6 million after taxes or $1.38 per share) was recorded as the effect of the accounting change at the beginning of 1992.

The components of other postretirement benefit expense are as follows:

                                              1994       1993       1992
                                              ----       ----       ----
Service cost-benefits earned
   during the period                        $  1.5     $  1.7     $  1.7
Interest cost on accumulated
   postretirement benefit obligation           3.4        3.9        3.6
Net amortization and deferral                  (.1)        --         --
                                               ----      ----       ----
Net periodic postretirement benefit cost    $  4.8     $  5.6     $  5.3
                                               ====      ====       ====

The accumulated postretirement benefit obligation in the accompanying balance sheet, is comprised of the following components:

                                              1994       1993
                                             -----       ----
Retirees                                   $ (19.9)   $ (21.3)
Fully eligible active plan participants       (3.6)      (2.5)
Other active plan participants               (18.6)     (26.2)
                                             -----       ----
Total accumulated post retirement
  benefit obligation                         (42.1)     (50.0)
Unrecognized net actuarial gains             (13.1)      (2.2)
                                             -----       ----
Accrued postretirement benefit obligation  $ (55.2)   $ (52.2)
                                             =====      =====

Future benefit costs for 1993 were estimated assuming medical costs would increase at a 14 percent annual rate for 1994 decreasing to a 7 percent annual growth rate ratably over the next 7 years and then remaining at a 7 percent growth rate thereafter. Future benefit costs for 1994 were estimated assuming medical costs would increase at a 12 percent annual rate for 1995 decreasing to a 6 percent annual growth rate ratably over the next 6 years and then remaining at a 6 percent growth rate thereafter. A 1 percent increase in this annual trend rate would have increased the accumulated postretirement benefit obligation at January 1, 1995 by 17 percent. The effect of this change on the aggregate of service and interest cost for 1994 would be an increase of 21 percent. The weighted average discount rate used to estimate the accumulated postretirement benefit obligation was 8 percent and 7.5 percent at year-end 1994 and 1993, respectively.

Certain of the Company's non-U.S. subsidiaries provide limited non-pension benefits to retirees. Most retirees outside the United States are covered by government sponsored and administered programs, and the cost of these programs is not significant to the Company.

Other Postemployment Benefits: In the fourth quarter of 1992, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective December 30, 1991. SFAS No. 112 requires the use of the accrual method of accounting for postemployment benefits as service is rendered. Postemployment benefits include disability benefits, severance benefits, supplemental unemployment benefits, workers' compensation benefits, and continuation of health care benefits and life insurance coverage. Prior to 1992, the Company accounted for certain types of these benefits on a pay-as-you-go basis. The effect of adopting SFAS No. 112 in 1992 resulted in an $8.2 million pre-tax charge ($5.9 million after tax or $0.29 per share).


Note 13 - Redeemable Preferred Shares:

On September 30, 1992, the Company exercised its option to exchange $100,455,000 of outstanding $3.75 convertible exchangeable preferred shares for 7.5 percent convertible subordinated debentures due 2014. As a result of the exercise, the Company issued 209,244 Arvin common shares to holders of exchangeable preferred shares exercising their right to convert such shares to common stock. All remaining convertible exchangeable shares were exchanged for $97,526,000 of 7.5 percent convertible subordinated debentures.


Note 14 - Shareholders' Equity:

Preferred Stock Purchase Rights: In 1986, the Company declared a dividend of one Preferred Stock Purchase Right ("Right") for each share of the Company's common stock, par value $2.50 per share, payable to shareholders of record on June 13, 1986. Each Right entitles its holder, until the earlier of June 13, 1996 and the redemption of the Right, to purchase one-hundredth of a share of the Company's Series C Junior Participating Preferred Stock, of which 500,000 shares are authorized. The exercise price is $90 per share, subject to certain anti-dilution provisions. The Rights have no voting power.

The Rights are currently not exercisable, certificates representing the Rights have not been issued, and the Rights automatically trade with the Company's common shares. The Rights become exercisable in the event of an attempt by a person or group to acquire beneficial ownership of 20 percent or more on the outstanding common stock on terms not approved by the Company's Board of Directors. The Rights, if exercised, will result in substantial dilution. The Rights are redeemable by the Board of Directors for $.10 per Right at any time prior to acquisition by a person or group of beneficial ownership of 20 percent or more of the Company's common shares, at which time they become non-redeemable. The Rights expire on June 13, 1996.

In February, 1989, the Company's Board approved an amendment to these Rights which entitles current shareholders to buy the Company's common shares at a reduced price should a third party acquire a 20 percent or more ownership.

In November, 1994, the Company's Board approved a second amendment to these Rights which allows for the Company's Board to exchange each Right for one share of common stock following a triggering acquisition; eliminates an exception to its "flip-in" provision; adds an inadvertent acquisition exception; and allows for reduction of the triggering threshold to 10 percent.


Note 15 - Concentrations of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable.

The Company's customer base includes most significant automotive manufacturers and a large number of well known jobbers, distributors, and installers of automotive replacement parts in North America and Europe. The Company generally does not require collateral and the majority of its trade receivables are unsecured. Although the Company is directly affected by the financial well-being of the automotive industry, management does not believe significant credit risk exists at January 1, 1995.



Note 16 - Business Segments:

The Company is engaged in the manufacture and sale of a broad range of products and services. Beginning in 1994, and in conjunction with the disposition of Schrader, the Company is reporting its results in three segments as shown in the following table. Results of the Company's Roll Coater subsidiary are included in the Automotive Original Equipment segment due to their relative size.

                                               1994       1993       1992
                                              -------   -------     -------
Net Sales:
  Automotive Original Equipment              $1,193.9   $1,042.9   $  939.0
  Automotive Replacement                        656.1      598.0      648.2
  Technology                                    189.8      211.4      210.8
                                              -------   --------    -------
Total net sales from continuing operations   $2,039.8   $1,852.3   $1,798.0
                                              =======   ========    =======
Income from continuing operations:
  Automotive Original Equipment              $   70.9   $   64.1   $   45.2
  Automotive Replacement                         33.2       49.0       62.7
  Technology                                    (54.3)       1.5        8.4
                                              -------   --------    -------
Total income from continuing operations          49.8      114.6      116.3
Less:
  Expenses unrelated to segments                 12.5        7.4        8.6
  Corporate general and administrative           12.6       16.0       14.2
  Net interest expense                           40.9       34.7       36.4
                                              -------   --------    -------
Total earnings before income taxes           $  (16.2)  $   56.5   $   57.1
                                              =======   ========    =======
Identifiable assets:
  Automotive Original Equipment              $  650.4   $  588.1   $  536.1
  Automotive Replacement                        338.9      286.8      357.6
  Technology                                     60.0      114.9       98.6
                                              -------   --------    -------
Total identifiable assets                     1,049.3      989.8      992.3
  General Corporate (1)                         226.0      240.3      142.9
                                              -------   --------    -------
Total assets                                 $1,275.3   $1,230.1   $1,135.2
                                              =======   ========    =======

Depreciation and amortization:
  Automotive Original Equipment              $   46.2   $   40.7   $   39.1
  Automotive Replacement                         23.6       21.3       22.2
  Technology                                      3.7        3.1        2.7
  General Corporate and Discontinued
   Operations                                     4.7        4.9        4.9
                                              -------   --------    -------
Total depreciation and amortization          $   78.2   $   70.0   $   68.9
                                              =======   ========    =======

Additions to property, plant and equipment:
  Automotive Original Equipment              $   80.0   $   60.3   $   66.7
  Automotive Replacement                         20.2       27.3       30.1
  Technology                                      2.7        2.4        2.1
  General Corporate and Discontinued
    Operations                                    3.7        2.9        2.3
                                              -------   --------    -------
Total capital additions                      $  106.6   $   92.9   $  101.2
                                              =======   ========    =======

1    Consists primarily of cash and cash equivalents, prepaid expenses, non-current assets and net assets of discontinued operations.

Sales exported out of the United States and sales between business segments (affiliated customers) were not significant and are thus not separately reported. Information on the Company's geographic areas is as follows:

                                               1994       1993       1992
                                              -------   --------    -------
Net sales:
  United States                              $1,321.0   $1,226.7   $1,150.6
   Europe                                       523.1      442.5      482.4
  Other international                           195.7      183.1      165.0
                                              -------   --------    -------
Total net sales                              $2,039.8   $1,852.3   $1,798.0
                                              =======   ========    =======

Income from continuing operations:
  United States                              $    9.5   $   82.9   $   70.0
  Europe                                         27.7       16.5       29.2
  Other international                            12.6       15.2       17.1
                                              -------   --------    -------
Total income from continuing operations      $   49.8   $  114.6   $  116.3
                                              =======   ========    =======

Identifiable assets:
  United States                              $  553.8   $  549.5   $  531.1
  Europe                                        428.6      367.9      415.1
  Other international                            66.9       72.4       46.1
                                              -------   --------    -------
Total identifiable assets                    $1,049.3   $  989.8   $  992.3
                                              =======   ========    =======

Sales to customers which exceeded 10% of total net sales in 1994, 1993 and 1992 are shown below. Sales to all three customers are included in the business segments as follows:

                                1994              1993              1992
                           --------------    --------------    --------------
                                     % of               %of               %of
  Business Segment         Amount   Sales    Amount   Sales    Amount   Sales
----------------------     ------   -----    ------   -----    ------   -----
Automotive
 Original Equipment
   customer one            $326.8   16.0%    $292.7   15.8%    $322.5   17.9%
   customer two             202.2    9.9%     195.4   10.5%     146.8    8.2%
Technology                  145.0    7.1%     194.0   10.5%     199.5   11.1%
----------------------     ------   -----    ------   -----    ------   -----
                           $674.0   33.0%    $682.1   36.8%    $668.8   37.2%
----------------------     ======   =====    ======   =====    ======   =====

Note 17 - Investments in Affiliates:

Included in Arvin's continuing operations at January 1, 1995, are equity interests of 50% or less owned companies, in which Arvin does not have a controlling interest, engaged in the production and distribution of automotive exhaust and ride control products. Amounts presented include the accounts of the following equity affiliates: Timax Exhaust Systems' subsidiaries Establissements Rosi S.A. and Ansa Marmitte S.p.A. (50%), Arvin Sango, Inc. (50%), Way Assauto S.r.l. (49.9%) and Schmitz & Brill GmbH (50%).

As of January 1, 1995 and January 2, 1994, the amount of investment in companies accounted for by the equity method include unamortized goodwill in the amounts of $36.0 million and $35.0 million, respectively. In 1994 and 1993, the Company received dividends from affiliates of $1.6, and $1.3 million, respectively.



Summarized financial information of the affiliates is as follows:

Condensed Statement of Operations:             1994       1993       1992
------------------------------------------   --------   -------    --------
Net Sales                                    $  507.0   $  361.6   $  270.4
Gross Profit                                     87.9       71.1       47.6
Operating Earnings                               39.3       28.6       29.9
Net Earnings                                     13.2       14.0       18.0

Condensed Statement of Financial Condition:    1994       1993       1992
------------------------------------------   --------   -------    --------
Current assets                               $  204.0   $  175.5   $  103.5
Non-current assets                              173.7      173.7      105.8
                                             --------   --------   --------
                                             $  377.7   $  349.2   $  209.3
                                             ========   ========   ========

Current liabilities                          $  118.8   $   98.5   $   83.6
Non-current liabilities                         133.5      135.6       41.8
Shareholders' equity                            125.4      115.1       83.9
                                             --------   --------   --------
                                             $  377.7   $  349.2   $  209.3
                                             ========   ========   ========

Report of Independent Accountants

To the Shareholders and Board of Directors
Arvin Industries, Inc.

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Arvin Industries, Inc. and its subsidiaries at January 1, 1995 and January 2, 1994, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Space Industries International, Inc., an approximately 70% owned subsidiary, which statements reflect total assets of $74.3 and $126.6 at January 1, 1995 and January 2, 1994, respectively, and net sales of $190.4 and $212.0 for the years ended January 1, 1995 and January 2, 1994, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion herein, insofar as it relates to the amounts included for Space Industries International, Inc., is based solely on the report of other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.
As discussed in Note 12 to the consolidated financial statements, in 1992 the Company adopted Statement of Financial Accounting Standards (SFAS) 106 "Employers' Accounting for Postretirement Benefits Other than Pensions," and SFAS 112 "Employers' Accounting for Postemployment Benefits."



Price Waterhouse LLP
Indianapolis, Indiana
February 1, 1995


Independent Auditors' Report

The Board of Directors
Space Industries International, Inc.:

We have audited the accompanying consolidated balance sheets of Space Industries International, Inc. and subsidiaries (formerly Calspan Holding Corporation) as of January 1, 1995 and January 2, 1994 and the related consolidated statements of operations, shareholders equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
The financial statements of Space Industries International, Inc. and subsidiaries (formerly Calspan Holding Corporation) as of January 3, 1993 were audited by other auditors whose report dated April 16, 1993 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted accounting standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Space Industries International, Inc. and subsidiaries (formerly Calspan Holding Corporation) as of January 1, 1995 and January 2, 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our report dated January 25, 1994, on the consolidated financial statements of Space Industries International, Inc. and subsidiaries (formerly Calspan Holding Corporation) as of and for the year ended January 2, 1994, contained an explanatory paragraph that stated that the recovery of the $18,154,619 of capitalized costs related to the Space Facility Technology was dependent on the future success in selling the Space Facility Technology or the Industrial Space Facility or the related service, at profitable terms, or the sale of the engineering designs of the Industrial Space Facility. As described in
Note 4, due to recent developments and a decision by the Company to focus on other activities, the Company determined that the recovery of these capitalized costs is highly unlikely. Accordingly, these costs were expensed in fiscal 1994.


KPMG Peat Marwick

Houston, Texas
January 25, 1995

Arvin Industries, Inc.
Schedule II
Valuation and Qualifying
Accounts
(Dollars in millions)
                                       Additions
                                        Charged
                              Balance  to Profit  Charged  Deductions Balance
                             Beginning  and Loss  to Other    from     at End
Description                   of year  or Income  Accounts  Reserves  of Year
--------------------------  ---------- ---------  --------  --------- -------
Year Ended January 1, 1995
--------------------------
Allowance for doubtful
   accounts                   $ 5.1      $ 2.2    $0.4(1)    $(2.9)(2)  $ 4.8
Accumulated amortization
   of goodwill                $26.9      $ 5.9    $  --      $(6.2)     $26.6
Valuation allowance for
 deferred tax assets          $ 7.3      $19.2    $  --       $(.3)     $26.2

Year Ended January 2, 1994
--------------------------
Allowance for doubtful
 accounts                     $ 3.7      $ 3.5    $   --     $(2.1)(2)  $ 5.1
Accumulated amortization
 of goodwill                  $21.5      $ 5.4    $   --     $  --      $26.9
Valuation allowance for
  deferred tax assets         $ 6.5      $ 1.3    $   --     $ (.5)     $ 7.3

Year Ended January 3, 1993
--------------------------
Allowance for doubtful
   accounts                   $ 6.2      $ 1.5    $(0.2)(1)  $(3.8)(2)  $ 3.7
Accumulated amortization
   of goodwill                $16.4      $ 5.1    $   --     $  --      $21.5
Valuation allowance for
  deferred tax assets         $ 5.3      $ 1.7    $   --     $(0.5)     $ 6.5

(1)  Includes translation adjustment.
(2) Includes accounts charged off, net of recoveries and reclassification of reserves.


Quarterly Financial Data (Unaudited)
Summarized quarterly financial data for 1994 and 1993 are as follows:
(Dollars in millions, except per share amounts)

                                            1st Quarter         2nd Quarter         3rd Quarter         4th Quarter
                                        -----------------  ------------------   -----------------  ------------------
                                          1994      1993      1994      1993      1994      1993      1994      1993
                                        -------   -------   -------   -------   -------   -------   -------   -------
Net sales                               $ 479.2   $ 453.1   $ 539.3   $ 497.2   $ 505.7   $ 453.1   $ 515.6   $ 448.9

Gross profit                               72.4      70.6      88.0      84.6      75.8      73.4      80.0      70.8

Earnings (Loss)
  Continuing operations                     5.1       5.6      14.0      15.5       9.8       6.8     (46.3)      9.8
  Net                                       5.3       6.1      14.0      16.5       9.8       7.4     (45.5)     10.3

Earnings (Loss) per common share
  Primary - Continuing operations       $  0.23    $ 0.26   $  0.63   $  0.70   $  0.44   $  0.31   $ (2.07)  $  0.44
  Primary -  Net                           0.24      0.28      0.63      0.74      0.44      0.33     (2.03)     0.46

  Fully Diluted - Continuing operations    0.23      0.26      0.59      0.65      0.42      0.31     (2.07)     0.42
  Fully Diluted -  Net                     0.24      0.28      0.59      0.68      0.42      0.33     (2.03)     0.44






Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------------
None.


Part III

Item 10. Directors and Executive Officers of the Registrant
-------------------------------------------------------------------
Information regarding Directors of the Registrant is contained in the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 13, 1995, under the captions "Election of Directors" and "Compliance with Forms 3, 4 and 5 Reporting Requirements", and is incorporated herein by reference.

Item 11. Executive Compensation
-----------------------------------
This information is contained in the definitive proxy statement of Registrant for the Annual Meeting of Shareholders to be held April 13, 1995 under the caption "Executive Compensation" (exclusive of the portion under the subcaption "Report of the Compensation Committee on Executive Compensation") and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------------
This information is contained in the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 13, 1995 under the captions "Certain Beneficial Owners" and "Election of Directors" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
--------------------------------------------------------------
None.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
-----------------------------------------------------------------------------
(a) (1) Financial Statements
----------------------------
The following financial statements are filed as part of this report   See
index to financial statements in Item 8.

   Consolidated Statement of Operations for each of the three years in the period ended January 1, 1995

   Consolidated Statement of Financial Condition at
     January 1, 1995 and January 2, 1994

   Consolidated Statement of Shareholders' Equity for each of the three years in the period ended January 1, 1995

   Consolidated Statement of Cash Flows for each of the three years in the period ended January 1, 1995

   Notes to Consolidated Financial Statements

   Report of Independent Accountants and Independent
     Auditors' Report.

(a) (2) Financial Statement Schedules
-------------------------------------
Financial Statement Schedules:
  For each of the three years in the period ended January 1, 1995
    II  Valuation and Qualifying Accounts
The registrant's financial statement schedules are included in Item 8 herein.


(a) (3) Exhibits
----------------
The exhibits filed as a part of this Annual Report on Form 10-K are:

Exhibit                                          Incorporated Herein By
Number   Exhibit                                 Reference as Filed With
-----    -------------------------------------   ---------------------------
3(A)     Amended and Restated Articles of        1990 Form 10-K as Exhibit
         Incorporation and Amendments Thereto    3(A)

3(B)     Amended and Restated By-Laws            Form 8-K dated
                                                 November 10, 1994 as
                                                 Exhibit 3(ii)


Instruments defining the Rights of Security-Holders, including Indentures:
Pursuant to Item 601 (b)(4)(iii)(A) of Regulation S-K, the registrant is not filing certain documents because the total amount of debt securities authorized under each such document does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish a copy of each such document to the Commission upon request.

4(A)     Indenture dated as of March 1, 1987     Registration Statement
         relating to $200 million aggregate      No. 33-10941 as Exhibit 4
         principal amount debt securities

4(B)     Indenture dated as of July 10, 1989     Registration Statement
         relating to 7.5 percent Convertible     No. 33-29230 as Exhibit 4.5
         Subordinated Debentures due 2014

4(C)     Indenture dated July 3, 1990 relating   Registration Statement
         to Debt Securities of Arvin Overseas    No. 33-34818 as Exhibit 4(a)
         Finance B.V., unconditionally
         guaranteed by Arvin Industries, Inc.

4(D)     Rights Agreement, as amended            Form 8-K dated June 16, 1986
                                                 Form 8-K dated February 28,
                                                 1989, Form 10-Q for the
                                                 third quarter ended 10-2-94
                                                 as Exhibit 4

10(A) *  1978 Stock Option Plan for Officers     1980 Form 10-K as Exhibit
         and Key Employees                       10(A)
         -Amendments                             1982 Form 10-K as Exhibit
                                                 10(A), Form 10-Q for the
                                                 first quarter ended 4-1-84
                                                 as Exhibit 10(A), Form 10-Q
                                                 for the first quarter ended
                                                 4-5-87 as Exhibit 10(A)

10(B) *  Management Incentive Plans              filed herewith as Exhibit
                                                 10(B)

10(C) *  Employment Agreement with Byron O.      Form 10-Q for the third
         Pond dated October 31, 1993             quarter ended 10-4-93 as
                                                 Exhibit 10(F)
10(D) *  Unfunded Deferred Compensation Plan     1982 Form 10-K as Exhibit
         for Directors                           10(D)

10(E) *  1988 Arvin Industries, Inc. Stock       1991 Form 10-K as Exhibit
         Benefit Plan                            10(E)
         -Amendments                             Form 10-Q/A for the quarter
                                                 ended July 4, 1993 as
                                                 Exhibit 10(E)

11       Computation of Earnings Per Share       filed herewith as Exhibit 11

21       Subsidiaries of the Registrant          filed herewith as Exhibit 21

23(A)    Consent of Independent Accountants      filed herewith as Exhibit
                                                 23(A)

23(B)    Consent of Independent Accountants      filed herewith as Exhibit
                                                 23(B)

23(C)    Consent of Independent Auditors         filed herewith as Exhibit
                                                 23(C)

27       Financial Data Schedule                 filed herewith as Exhibit 27

*  This exhibit is a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K
-----------------------
  Report Dated - November 10, 1994
  Items 5 and 7 Reported - On November 10, 1994 the Board of Directors adopted amendments to Sections 2.9 and 3.7 of the Company's Amended and Restated By-Laws. The effect of the amendment to Section 2.9, as amended, is to provide that the Chairman shall fix and announce the time of the opening and closing of the polls for each matter upon which the shareholders are to vote. The effect of the amendment to Section 3.7, as amended, is to provide that special meetings of the Board of Directors shall be called by the Chairman or, in his or her absence, by the Secretary, upon the written request of a majority of the Board.

                         Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.





                        Arvin Industries, Inc.



                            /s/ R.A. Smith
                        by: ---------------------------
                        R.A. Smith
                        Vice President-Finance & Chief
                         Financial Officer


                            /s/ W. M. Lowe, Jr.
                        by: ---------------------------
                        W. M. Lowe, Jr.
                        Controller & Chief Accounting Officer



Date:  March 24, 1995

The signatures that follow constitute a majority of the Board of Directors of the Registrant.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ J. K. Baker                                   February 22, 1995
-----------------------------------               -----------------
J. K. Baker
Chairman of the Board of Directors

/s/ B. O. Pond                                    February 22, 1995
-----------------------------------               -----------------
B. O. Pond
President and Chief Executive Officer and
Director


/s/ V. W. Hunt                                    February 22, 1995
-----------------------------------               -----------------
V. W. Hunt
Executive Vice President and Director


/s/ R. A. Smith                                   February 22, 1995
-----------------------------------               -----------------
R. A. Smith
Vice President-Finance, Chief Financial Officer
and Director


/s/ I. W. Gorr                                    February 22, 1995
-----------------------------------               -----------------
I. W. Gorr
Director


/s/ D. J. Kacek                                   February 22, 1995
-----------------------------------               -----------------
D. J. Kacek
Director


/s/ A. R. Velasquez                               February 22, 1995
-----------------------------------               -----------------
A. R. Velasquez
Director