Form 10-Q
period 1995-04-02
ARVIN INDUSTRIES INC
filed 1995-05-15
CIK 7636

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                            FORM 10-Q

Mark one

[ X ]   Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the Quarterly period ended April 2, 1995 or

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange   Act of 1934


Commission File Number 1-302



ARVIN INDUSTRIES, INC.
- -----------------------------------------------------
(Exact name of registrant as specified in its charter)

           Indiana                      35-0550190
- ---------------------------------     ----------------
(State or other jurisdiction         (I.R.S. Employer
of incorporation  or organization)    Identification No.)


One Noblitt Plaza, Box 3000
      Columbus, IN                        47202-3000
- ---------------------------------     ----------------
    (Address of principal                (Zip Code)
       executive offices)



                           812-379-3000
                         ----------------
      (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [ X ]  No  [   ]


As of May 7, 1995, the Registrant had outstanding 22,310,412
Common Shares (excluding treasury shares), $2.50 par value.

Table of Contents



Part I.  Financial Information

Item 1.    Financial Statements


             Consolidated Statement of Operations for the Three
              Months Ended April 2, 1995 and April 3, 1994

             Consolidated Statement of Financial Condition at
              April 2, 1995 and January 1, 1995

             Consolidated Statement of Cash Flows for the Three
              Months Ended April 2, 1995 and April 3, 1994

             Condensed Notes to Consolidated Financial Statements

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations


Part II. Other Information


Item 6.    Exhibits and Reports on Form 8K

Part I.

Item 1. Financial Statements

Arvin Industries, Inc.
Consolidated Statement of Operations
(Dollars in millions, except per share amounts)
                                                                         Unaudited
                                                                  ----------------------------
                                                                      Three Months Ended
                                                                  ----------------------------
                                                                     April 2,        April 3,
                                                                       1995            1994
                                                                  -----------      -----------
Net Sales                                                         $     553.4      $    479.2
Costs and Expenses:
        Cost of goods sold                                              481.2           406.9
        Selling, operating general and administrative                    44.4            47.6
        Corporate general and administrative                              2.1             2.5
        Restructuring charges                                             2.1             --
        Interest expense                                                 11.5             9.6
        Interest income                                                   (.6)            (.5)
        Other expense, net                                                1.4             3.6
                                                                     ----------     ----------
                                                                        542.1           469.7
                                                                     ----------     ----------
Earnings from Continuing
 Operations Before Income Taxes                                          11.3             9.5
        Income taxes                                                     (4.4)           (3.9)
        Minority share of income                                         (2.3)            (.3)
        Equity losses of affiliates                                       (.2)            (.2)
                                                                     ----------     ----------
Earnings from Continuing Operations                                       4.4             5.1
                                                                     ----------     ----------
        Income from discontinued operations, net of
          income taxes of $.0 and $.1, respectively                        --              .2
        Income from disposal of discontinued operations,
          net of income taxes of $.2 and $.0, respectively                 .7              --
                                                                     ----------     ----------
Net Earnings                                                      $       5.1      $      5.3
                                                                     ==========     ==========
Earnings Per Common Share
        Primary:
          Continuing operations                                   $       .20      $      .23
          Discontinued operations                                         .03             .01
                                                                     ----------     ----------
             Total - Primary                                      $       .23      $      .24
        Fully Diluted:                                               ==========     ==========
          Continuing operations                                   $       .20      $      .23
          Discontinued operations                                         .03             .01
                                                                     ----------     ----------
             Total -Fully Diluted                                 $       .23      $      .24
                                                                     ==========     ==========
Average Common Shares Outstanding (000's)
        Primary                                                        22,348          22,513
        Fully Diluted                                                  25,371          25,934


Dividends Per Common Share                                        $       .19      $      .19
                                                                     ==========     ==========
See notes to consolidated financial statements.

Arvin Industries, Inc.
Consolidated Statement of Financial Condition
(Dollars in millions, except per share amounts)

                                                                    Unaudited        Audited
                                                                    ----------      ----------
                                                                      As of           As of
                                                                     4/2/95          1/1/95
                                                                    ----------      ----------
Assets
Current Assets:
        Cash and cash equivalents                                 $      37.1      $     17.6
        Receivables, net of allowances of $7.3 as of
          April 2, 1995 and $4.8 as of January 1, 1995                  338.4           302.4
        Inventories                                                     117.2           105.9
        Other current assets                                            101.9            76.4
                                                                    ----------      ----------
          Total current assets                                          594.6           502.3
                                                                    ----------      ----------
Non-Current Assets:
        Property, plant and equipment:
         Land, buildings, machinery & equipment                         950.9           890.1
          Less: Allowance for depreciation                              490.5           458.8
                                                                    ----------      ----------
                                                                        460.4           431.3
        Goodwill, net of amortization of $27.8 as of
          April 2, 1995 and $26.6 as of January 1, 1995                 149.4           150.4
        Investment in affiliates                                         78.2            91.9
        Net assets of discontinued operations                              --            40.8
        Other assets                                                     59.8            58.6
                                                                    ----------      ----------
           Total non-current assets                                     747.8           773.0
                                                                    ----------      ----------
                                                                  $   1,342.4      $  1,275.3
                                                                    ==========      ==========

Liabilities and Shareholders' Equity
Current Liabilities:
        Short-term debt                                           $      80.0    $       25.1
        Accounts payable                                                243.1           198.7
        Accrued expenses                                                111.5           113.5
        Income taxes payable                                              2.9             1.5
                                                                    ----------      ----------
          Total current liabilities                                     437.5           338.8
                                                                    ----------      ----------

        Long-term employee benefits                                      61.2            63.5
        Deferred income taxes and other liabilities                      15.4            15.3
        Long-term debt                                                  364.3           416.3
        Minority interest                                                63.4            45.1

Shareholders' Equity:
        Common shares ($2.50 par value)                                  60.4            60.4
        Capital in excess of par value                                  206.5           206.6
        Retained earnings                                               194.9           194.1
        Minimum pension liability adjustment                              (.6)            (.6)
        Cumulative translation adjustment                               (18.3)          (20.7)
        Common shares held in treasury (at cost)                        (42.3)          (43.5)
                                                                    ----------      ----------
          Total shareholders' equity                                    400.6           396.3
                                                                    ----------      ----------
                                                                  $   1,342.4   $     1,275.3
                                                                    ==========      ==========
See notes to consolidated financial statements.

Arvin Industries, Inc.
Consolidated Statement of Cash Flows
(Dollars in millions)

                                                                                             (Unaudited)
                                                                                       -----------------------
                                                                                          Three Months Ended
                                                                                       -----------------------
                                                                                       April 2,       April 3,
                                                                                         1995          1994 <F1>
                                                                                       --------       --------
Operating Activities:
        Net earnings                                                              $        5.1     $       5.3
        Adjustments to reconcile net earnings to net cash
         provided by operating activities:
                Depreciation                                                              20.2            17.7
                Amortization                                                               1.5             1.7
                Long-term employee benefits                                               (1.9)           ---
                Deferred income taxes, long-term                                          (2.6)           (1.6)
                Minority interest                                                          2.3             0.3
                Other                                                                      1.7            (4.3)
                Changes in operating assets and liabilities:
                        Receivables                                                      (30.0)          (48.7)
                        Inventories and other current assets                             (24.8)           (1.7)
                        Accounts payable and other accrued expenses                       16.6            27.2
                        Income taxes payable and deferred taxes                            2.6             7.4
                                                                                       --------       --------
                              Net Cash Provided By/(Used For) Operating Activities        (9.3)            3.3
                                                                                       --------       --------
Investing Activities:
                Purchase of property, plant and equipment                                (19.0)          (20.8)
                Proceeds from sale of property, plant and equipment                        0.8             0.1
                Proceeds from sale of business segment                                    36.2             ---
                Cash balance of previously unconsolidated subsidiary                      16.9             ---
                                                                                       --------       --------
                              Net Cash Provided By/(Used For) Investing Activities        34.9           (20.7)
                                                                                       --------       --------
Financing Activities:
                Change in short-term debt, net                                             3.1            12.8
                Proceeds from long-term borrowings                                         ---            75.0
                Principal payments on long-term debt                                      (8.9)          (75.0)
                Dividends paid                                                            (4.2)           (4.2)
                Other                                                                      ---             0.3
                                                                                       --------       --------
                         Net Cash Provided By/(Used For) Financing Activities            (10.0)            8.9
                                                                                       --------       --------
Cash and Cash Equivalents:
                Effect of exchange rate changes on cash                                   (0.9)           (0.6)
                                                                                       --------       --------
                Net increase/(decrease)                                                   14.7            (9.1)
                Beginning of the period                                                   22.4            39.1
                                                                                       --------       --------
                              End of the Period                                   $       37.1    $       30.0
                                                                                       ========       ========

<F1>  Certain amounts have been reclassified to conform with current year presentation.

See notes to consolidated financial statements.








ARVIN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto appearing in the Company's annual report on Form 10-K for the year ended January 1, 1995.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods reported have been included. Other than the adjustment described in note 11, all such adjustments are of normal recurring nature.

The results of operations for the three months ended April 2, 1995 are not necessarily indicative of the results to be expected for the full year ending December 31, 1995.

Note 2. Results of operations in the first quarter of 1995 include $2.0 million restructuring charges for early retirement program costs and $.1 million of other restructuring costs.
These costs were anticipated and disclosed as a part of the 1994 restructuring, but they were not permissible for 1994 accrual under current accounting guidelines. Cash flows for the quarter include $.3 million for restructuring costs which were accrued in 1994 and $.1 million of other restructuring costs accrued and paid during the quarter. The remaining workforce reductions and consolidation of manufacturing facilities and product lines announced as a part of the 1994 restructuring will be substantially complete by December 31, 1995. Seventy-three employees terminated under early retirement during the first quarter of 1995. The total number of employees to be separated under the 1994 restructuring plan is now estimated to be 276.

Note 3. Effective April 14, 1994, the Company adopted a plan to sell its Schrader Automotive unit (Schrader). Accordingly,
Schrader is reported as a discontinued operation at January 1, 1995.

In February 1995, the Company entered into a contract for the sale of Schrader. The transaction was completed on February 16, 1995. An initial payment for the estimated selling price of $43.0 million was received and the estimated gain recorded during the first quarter of 1995 was $.7 million, net of tax.

Note 4. There were options for 2.1 and 1.9 million common shares outstanding as of April 2, 1995 and April 3, 1994, respectively. Earnings per share calculations include dilutive options in the determination of the weighted average common and common equivalent shares outstanding. Interest paid, net of tax, on the
7.5 percent convertible subordinated debentures is added to net earnings in calculating fully diluted earnings per share.

Note 5. The Company uses the method of pooling, by individual natural inventory components (e.g., steel, substrate, labor and overhead), in computing an overall weighted average index. The index is applied to the total dollar value of the ending inventory. This method of pooling makes it impractical to classify LIFO inventories into the finished goods, work in process and raw material components.

Note 6. During the first quarter 1995, the Company repurchased, at approximately book value, $7.8 million of its outstanding 7.5 percent convertible subordinated debentures. The remaining 7.5 percent convertible subordinated debentures, due in 2014, are convertible into common shares at a rate of approximately 35.09 shares for each $1,000 debenture held.

Note 7. The Company is defending various environmental claims and legal actions that arise in the normal course of its business, including matters in which the Company has been designated a potentially responsible party at certain waste disposal sites or has been notified that it may be a potentially responsible party at other sites as to which no proceedings have been initiated. At a majority of these sites, the information currently available leads the Company to believe it has very limited or even de minimis responsibility. At other sites, neither the remediation method, amount of remediation costs nor the allocation among potentially responsible parties has been determined. Where reasonable estimates are possible, the Company has provided for the costs of study, cleanup, remediation, and certain other costs, taking into account, as applicable, available information regarding site conditions, potential cleanup methods and the extent to which other parties can be expected to bear those costs.

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

Note 8. Arvin's Board of Directors has approved a one million share Common Share Repurchase Program. The objective of the program is to meet benefit plan obligations, including employee stock options. Repurchases under the program may take place from time to time in the market.


Note 9.  Changes in Shareholders' Equity
(Dollars in millions)


                                             For the Three
                                              Months Ended
                                           ------------------
                                            4/2/95     4/3/94
                                           -------    -------
Beginning balance                         $ 396.3    $ 420.6
Exercise of stock options                       0        1.0
Cash dividends                               (4.2)      (4.2)
Net earnings                                  5.1        5.3
Translation adjustments during the period     2.4        (.8)
Shares contributed to employee benefit plan   1.0         .7
                                           -------    -------
  Total shareholders' equity              $ 400.6    $ 422.6
                                           =======    =======



Note 10. Effective January 1, 1995, significant changes were made to the by-laws of a previously unconsolidated subsidiary, which provide Arvin the ability to control this joint venture. Accordingly, the Company has consolidated the 1995 financial results of the subsidiary, which were accounted for under the equity method in prior periods. Since Arvin's 50 percent ownership interest in the joint venture remains the same, there is no effect on the Company's earnings from continuing operations. However, the consolidation of the previously unconsolidated subsidiary increased first quarter 1995 net sales and earnings from continuing operations before income taxes by $26.3 million and $2.2 million, respectively.


Note 11. During the first quarter of 1995, a one time adjustment of $3.9 million was recorded to reduce prior years' accruals of employee benefits in the Technology segment.



Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Review

(Dollar amounts in tables in millions)

Overview

Arvin recorded sales of $553.4 million for the first quarter of 1995, which represents a 15 percent increase over the first quarter of 1994 sales of $479.2 million. The increase in sales was primarily attributable to strong North American vehicle production, the easing of recessionary pressures in the European automotive markets and the consolidation of a previously unconsolidated Arvin joint venture.

Earnings from continuing operations decreased from $5.1 million in the first quarter of 1994 to $4.4 million in the first quarter of 1995. Earnings from continuing operations includes both 1995 restructuring charges of $2.1 million and a one-time positive adjustment of $3.9 million to employee benefit accruals in the Technology segment.

Except for the exchange losses of approximately $.9 million related to the devaluation of the Mexican peso, currency fluctuations had a minor positive impact on the comparative balances of both sales and operating income.

Results of Operations

Net Sales by Segment              First Quarter     First Quarter
                                      1995              1994
                                  ------------      ------------

Automotive Original Equipment     $370.7   67%      $283.9   59%
Automotive Replacement             148.5   27        142.4   30
Technology                          34.2    6         52.9   11
                                  ------  ----      ------  ----
   Total                          $553.4  100%      $479.2  100%
                                  ------  ----      ------  ----

Operating Income by Segment<F1>   First Quarter     First Quarter
                                      1995              1994
                                  ------------      ------------
Automotive Original Equipment     $ 20.4   77%      $ 15.3   66%
Automotive Replacement               1.7    7          7.7   33
Technology                           4.3   16           .1    1
                                  ------  ----      ------  ----
   Total                          $ 26.4  100%      $ 23.1  100%

<F1> Reflects income from continuing operations prior to
     Corporate allocated expenses.

Automotive Original Equipment ("OE"): First quarter 1995 OE sales were 31 percent higher than the first quarter 1994. The increase was primarily a result of an increase in the North American automotive build rate, continued strengthening of the European market, significant new business and improved revenues and margins from coil coating operations. In addition, approximately 30 percent of the increase was a result of the consolidation of sales from an Arvin joint venture which was previously unconsolidated. Offsetting these positive movements in sales were pricing pressures in both the U.S. and Europe, continued start up costs on new strut production and the deteriorating economic conditions surrounding the Company's Mexican operations.

Operating income in this segment increased 33 percent during the first quarter of 1995 when compared to the first quarter of 1994. The increase can be attributed to the higher sales revenues and productivity improvements. These gains were somewhat offset by price concessions, inflation and early retirement expenses.


Automotive Replacement ("Replacement"): Replacement sales increased 4 percent over the prior year. A slight sales decrease in the U.S. was offset by a strong increase in the European Union sales of both exhaust and ride control product lines. European Union sales increased 22 percent at reported exchange rates and 12 percent at a constant rate of exchange. The increase was primarily a result of improving economic conditions throughout the European Union.

Operating profit for the replacement market was down significantly in the U.S. market as a result of increased costs associated with obtaining new business. The European market, however, experienced strong increases in operating profit on increased sales.

Technology:  Technology sales decreased 35 percent.   The
Company's reorganization of its service contract business unit contributed $16.5 million of the decline. As part of this reorganization, the Company entered into an agreement to transfer a principal contract to an unconsolidated joint venture company in return for a participation in future performance fees. The Company owns a 49 percent interest in the new company. Although the revenues are no longer consolidated, the joint venture arrangement permits a level of participation in net income associated with this contract.

Operating profit for the technology segment improved significantly due to a one time adjustment of $3.9 million to reduce prior years' accruals of employee benefits.

Corporate General and Administrative expenses decreased 16 percent or $.4 million in the first quarter of 1995. The decrease was primarily the result of reduced expenditures for employee costs and professional services.

Interest Expense increased 20 percent or $1.9 million in the first quarter of 1995. The increase was a result of higher average borrowing rates on higher average outstanding debt.

Other Expenses, net decreased $2.2 million in the first quarter of 1995. The decrease was primarily a result of a gain on the sale of a property held for sale and the reduction of goodwill amortization as a result of goodwill written off as a part of the 1994 restructuring.

Restructuring Charges of $2.1 million, related to the 1994 restructuring plan, are included in results of operations in the first quarter of 1995. These charges represent $2.0 million of costs for an early retirement program and $.1 million of other costs of consolidation. The workforce reductions and consolidation of manufacturing facilities and product lines will be substantially complete by December 31, 1995, and are an effort to concentrate resources allowing the Company to achieve its long-term strategic growth objectives. The Company expects additional 1995 charges to be consistent with 1994 estimates.

Minority Share of Income increased $2.0 million for the first quarter when compared to the first quarter of 1994. The increase is primarily a result of the minority share, net of tax, of the one time adjustment for employee benefit accruals in the technology segment ($.7 million) and the consolidation of a previously unconsolidated joint venture ($.7 million).

Income from Disposal of Discontinued Operations of $.7 million represents the estimated gain on the sale of the business. Income prior to the first quarter 1994 measurement date is recorded as "Income from discontinued operations." In February 1995, the Company entered into a contract for the sale of Schrader. The transaction was completed on February 16, 1995.

Financial Condition

Liquidity During the first quarter of 1995, working capital decreased $6.4 million. The primary reason for the decrease is from the reclassification, to current portion of long term debt, of the Company's 9.97 percent notes maturing in the first quarter of 1996. The current ratio decreased from 1.5 at the end of 1994 to 1.4 at the end of the first quarter of 1995.

Cash and Cash Equivalents increased $19.5 million from the end of 1994 to the end of the first quarter of 1995. The primary reason for the increase is the consolidation of the Company's previously unconsolidated joint venture with cash and cash equivalents of $17.1 million.

Accounts Receivable and Accounts Payable both increased substantially (12 percent and 22 percent) primarily as a result of a 27 percent increase in March sales over December sales.

Other Current Assets increased $25.5 million. The primary reason for the increase is the consolidation of the Company's previously unconsolidated joint venture, increased customer tooling and a receivable for property sold.

Capital Resources Based on the Company's projected cash flow from operations and existing financing credit facility arrangements, management believes that sufficient liquidity is available to meet anticipated capital and dividend requirements over the foreseeable future as well as the cash outlays resulting from the 1994 restructuring program.

Planned capital expenditures for 1995 are adequate for normal growth and replacement and are consistent with projections for future sales and earnings. Near-term expenditures are expected to be funded from internally generated funds.

Funds generated from the February 16, 1995 sale of Schrader (See
Note 3) were used to reduce the Company's debt and for other corporate purposes.

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




Part II

Item 6. Exhibits and Reports on Form 8-K
a.  Exhibits
- ------------
03 Amended and Restated Bylaws
      including Amendment to 6.1
      of the Bylaws approved
      by the Board of Directors
      on February 9, 1995            filed herewith as Exhibit  3
11 Computation of Earnings Per Share filed herewith as Exhibit 11
27 Financial Data Schedule           filed herewith as Exhibit 27

b.  Reports Filed on Form 8-K
- -----------------------------
    None






                       Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.





                       Arvin Industries, Inc.



                    by:  /s/     R. A. Smith
                       ------------------------------
                       R.A. Smith
                       Vice President-Finance & Chief
                        Financial Officer



                    by:  /s/    W. M. Lowe, Jr.
                       ------------------------------
                       W. M. Lowe, Jr.
                       Controller & Chief Accounting Officer



Date:  May 15, 1995