Form 10-Q
period 1995-07-02
ARVIN INDUSTRIES INC
filed 1995-08-16
CIK 7636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10-Q

(Mark one)
[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934.

For the quarterly period ended July 2, 1995

OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number 1-302


              ARVIN INDUSTRIES, INC.
------------------------------------------------------
(Exact name of registrant as specified in its charter)

            Indiana                              35-0550190
---------------------------------   -----------------------------------
(State or other jurisdiction       (I.R.S. Employer Identification No.)
 of incorporation or organization)

    One Noblitt Plaza, Box 3000
           Columbus, IN                            47202-3000
---------------------------------------         ---------------
(Address of principal executive offices)          (Zip Code)



                  812-379-3000
---------------------------------------------------
(Registrant's telephone number including area code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [
X ]  No  [   ]


As of August 6, 1995, the Registrant had outstanding 22,334,138 Common Shares (excluding treasury shares), $2.50 par value.

Table of Contents



Part I.  Financial Information

Item 1.    Financial Statements


              Consolidated Statement of Operations for the Three Months
               and Six Months Ended July 2, 1995 and July 3, 1994

              Consolidated Statement of Financial Condition at
               July 2, 1995  and January 1, 1995


              Consolidated Statement of Cash Flows for the Six Months
               Ended July 2, 1995 and July 3, 1994


              Condensed Notes to Consolidated Financial Statements


Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Part II.  Other Information

Item 1.    Legal Proceedings


Item 4.    Submission of Matters to a Vote of Security Holders


Item 6.    Exhibits and Reports on Form 8K

Part I
Item 1.  Financial Statements

Arvin Industries, Inc.
Consolidated Statement of Operations
(Dollars in millions, except per share amounts)

                                                                                 Unaudited              Unaudited
                                                                           ---------------------   ---------------------
                                                                             Three Months Ended       Six Months Ended
                                                                           ---------------------   ---------------------
                                                                              July 2,    July 3,     July 2,     July 3,
                                                                              1995        1994        1995        1994
                                                                           ----------  ---------   ---------   ---------

Net Sales                                                                 $   566.6   $   539.3   $ 1,120.0   $ 1,018.5
Costs and Expenses:
        Cost of goods sold                                                    483.6       451.4       964.8       858.1
        Selling, operating general and administrative                          48.6        49.0        93.0        96.6
        Corporate general and administrative                                    3.1         3.5         5.2         6.0
        Interest expense                                                       11.2        11.1        22.7        20.7
        Interest income                                                         (.5)        (.4)       (1.1)        (.9)
        Other expense, net                                                      8.4         1.2         9.9         5.0
        Restructuring charges                                                   1.5          --         3.6          --
                                                                            -------     -------     -------     -------
                                                                              555.9       515.8     1,098.1       985.5
                                                                            -------     -------     -------     -------
Earnings from Continuing
 Operations Before Income Taxes                                                10.7        23.5        21.9        33.0
        Income taxes                                                           (4.2)       (9.7)       (8.6)      (13.6)
        Minority share of income                                               (1.6)        (.5)       (3.9)        (.8)
        Equity income of affiliates                                              .7          .7          .5          .5
                                                                            -------     -------     -------     -------
Earnings from Continuing Operations                                             5.6        14.0         9.9        19.1
                                                                            -------     -------     -------     -------

        Income from discontinued operations, net of
          income taxes of $.0, $.0, $.0 and $.1, respectively                    --          --          --          .2
        Income from disposal of discontinued operations,
          net of income taxes of $.0, $.0, $.2 and $.0, respectively             --          --          .7          --
                                                                            -------     -------     -------     -------
Net Earnings                                                              $     5.6   $    14.0   $    10.6   $    19.3
                                                                            =======     =======     =======     =======

Earnings Per Common Share
        Primary:
          Continuing Operations                                           $     .25   $     .63   $     .45   $     .85
          Discontinued Operations                                                --          --         .03         .01
                                                                            -------     -------     -------     -------
             Total - primary                                              $     .25   $     .63   $     .48   $     .86
                                                                            =======     =======     =======     =======
        Fully Diluted:
          Continuing Operations                                           $     .25   $     .59   $     .45   $     .83
          Discontinued Operations                                                --          --         .03         .01
                                                                            -------     -------     -------     -------
             Total - fully diluted                                        $     .25   $     .59   $     .48   $     .84
                                                                            =======     =======     =======     =======

Average Common Shares Outstanding (000's)
        Primary                                                              22,387      22,355      22,368      22,434
        Fully Diluted                                                        25,265      25,776      25,318      25,855

Dividends Declared per Common Share                                       $    0.38   $    0.38   $    0.57    $   0.57
See notes to consolidated financial statements.

Arvin Industries, Inc.
Consolidated Statement of Financial Condition
(Dollars in millions, except per share amounts)

                                                                Unaudited         Audited
                                                               ----------       ----------
                                                                  As of            As of
                                                                 7/2/95           1/1/95
                                                               ----------       ----------
Assets
-----------
Current Assets:
        Cash and cash equivalents                             $     36.8       $     17.6
        Receivables, net of allowances of $11.5 as of
          July 2, 1995 and $4.8 as of January 1, 1995              339.3            302.4
        Inventories                                                111.4            105.9
        Other current assets                                       100.6             76.4
                                                               ----------       ----------

          Total current assets                                     588.1            502.3
                                                               ----------       ----------

Non-Current Assets:
        Property, plant and equipment:
         Land, buildings, machinery & equipment                    975.0            890.1
          Less: Allowance for depreciation                         507.9            458.8
                                                               ----------       ----------
                                                                   467.1            431.3
        Goodwill, net of amortization of $29.0 as of
         July 2, 1995 and $26.6 as of January 1, 1995              148.3            150.4
        Investment in affiliates                                    76.0             91.9
        Net assets of discontinued operations                         --             40.8
        Other assets                                                57.8             58.6
                                                               ----------       ----------
           Total non-current assets                                749.2            773.0
                                                               ----------       ----------
                                                              $  1,337.3       $  1,275.3
                                                               ==========       ==========
Liabilities and Shareholders' Equity
-------------------------------------------------
Current Liabilities:
        Short-term debt                                       $     76.1        $    25.1
        Accounts payable                                           229.4            198.7
        Accrued expenses                                           130.9            113.5
        Income taxes payable                                         4.4              1.5
                                                               ----------       ----------
          Total current liabilities                                440.8            338.8
                                                               ----------       ----------

        Long-term employee benefits                                 62.1             63.5
        Deferred income taxes and other liabilities                 16.2             15.3
        Long-term debt                                             358.0            416.3
        Minority interest                                           63.7             45.1

Shareholders' Equity:
        Common shares ($2.50 par value)                             60.5             60.4
        Capital in excess of par value                             207.1            206.6
        Retained earnings                                          192.0            194.1
        Minimum pension liability adjustment                         (.6)             (.6)
        Cumulative translation adjustment                          (19.9)           (20.7)
        Common shares held in treasury (at cost)                   (42.6)           (43.5)
                                                               ----------       ----------
          Total shareholders' equity                               396.5            396.3
                                                               ----------       ----------
                                                              $  1,337.3       $  1,275.3
                                                               ==========       ==========
See notes to consolidated financial statements.



Arvin Industries, Inc.
Consolidated Statement of Cash Flows
(Dollars in millions)

                                                                                            (Unaudited)
                                                                                       -------------------------
                                                                                           Six Months Ended
                                                                                       -------------------------
                                                                                         July 2,         July 3,
                                                                                           1995            1994 (1)
                                                                                       --------------------------
Operating Activities:
        Net earnings                                                                   $   10.6        $   19.3
        Adjustments to reconcile net earnings to net cash
         provided by operating activities:
                Depreciation                                                               38.6            35.9
                Amortization                                                                3.1             3.4
                Long-term employee benefits                                                (1.4)            2.4
                Deferred income taxes, long-term                                             .7            (1.5)
                Minority interest                                                           3.9             0.8
                Other                                                                       2.1            (3.8)
                Changes in operating assets and liabilities:
                        Receivables                                                       (23.1)          (83.1)
                        Inventories and other current assets                              (14.3)          (11.7)
                        Accounts payable and other accrued expenses                        11.7            55.5
                        Income taxes payable and deferred taxes                             0.9             9.4
                                                                                        -------         -------
                              Net Cash Provided by Operating Activities                    32.8            26.6
                                                                                        -------         -------

Investing Activities:
                Purchase of property, plant and equipment                                 (42.5)          (39.3)
                Proceeds from sale of property, plant and equipment                         0.8             0.3
                Acquisition, net of cash                                                     --            (7.5)
                Cash proceeds from sale of business                                        36.2              --
                Other                                                                      (5.2)           12.6
                Beginning cash balance of previously unconsolidated subsidiary             16.9              --
                                                                                        -------         -------
                              Net Cash Provided By/(Used For) Investing Activities          6.2           (33.9)
                                                                                        -------         -------
Financing Activities:
                Change in short-term debt, net                                             (1.3)           14.2
                Proceeds from long-term borrowings                                          0.2            75.0
                Principal payments on long-term debt                                      (16.1)          (83.2)
                Dividends paid                                                             (8.5)           (8.3)
                Other                                                                       0.6             1.4
                                                                                        -------         -------
                         Net Cash Used For Financing Activities                           (25.1)           (0.9)
                                                                                        -------         -------

Cash and Cash Equivalents:
                Effect of exchange rate changes on cash                                     0.5             0.2
                                                                                        -------         -------
                Net increase/(decrease)                                                    14.4            (8.0)
                Beginning of the period                                                    22.4            39.1
                                                                                        -------         -------
                              End of the Period                                        $   36.8        $   31.1
                                                                                        =======         =======


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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods reported have been included. Other than the adjustments described in
Note 7 and Note 11, all such adjustments are of a normal and recurring nature.

The results of operations for the six months ended July 2, 1995 are not necessarily indicative of the results to be expected for the full year ending December 31, 1995.

Note 2. Results of operations for the first six months of 1995 include $2.8 million of restructuring charges for early retirement program costs and $.8 million of other restructuring costs. These costs were anticipated and disclosed as a part of the 1994 restructuring, but they were not permissible for 1994 accrual under current accounting guidelines. Cash paid for the first six months includes $5.6 million for restructuring costs which were accrued in 1994 and $3.6 million of other restructuring costs accrued and paid during the first six months. The remaining workforce reductions and consolidation of manufacturing facilities and product lines announced as a part of the 1994 restructuring will be substantially complete by December 31, 1995. A total of 279 employees were separated from employment through the end of the second quarter as a part of the 1994 restructuring plan. The total number of employees to be separated under the 1994 restructuring plan is estimated to be 352.

Note 3. Effective April 14, 1994, the Company adopted a plan to sell its Schrader Automotive unit (Schrader). Accordingly, Schrader is reported as a discontinued operation at January 1, 1995. Schrader's revenues through the February 16, 1995 sale date were $13.1 million.

In February 1995, the Company entered into a contract for the sale of Schrader. The transaction was completed on February 16, 1995. An initial payment for the estimated selling price of $43.0 million, consisting of $36.2 million in cash and $6.8 million in preferred stock and the cash value of warrants, was received and the estimated gain recorded in the first quarter 1995 was $.7 million, net of tax.

Note 4. There were options for 2.0 and 1.9 million common shares outstanding as of July 2, 1995 and July 3, 1994, respectively. Earnings per share calculations include dilutive options in the determination of the weighted average common and common equivalent shares outstanding. Interest paid, net of tax, on the 7.5 percent convertible subordinated debentures is added to net earnings in calculating fully diluted earnings per share.

Note 5. The Company uses the method of pooling, by individual natural inventory components (e.g., steel, substrate, labor and overhead), in computing an overall weighted average index. The index is applied to the total dollar value of the ending inventory. This method of pooling makes it impractical to classify LIFO inventories into finished goods, work in process and raw material components.



Note 6. The Company repurchased, at approximately book value, $7.8 million of its outstanding 7.5 percent convertible subordinated debentures during the first quarter 1995 and $2.0 million during the second quarter 1995. Subsequent to the end of the second quarter 1995, the Company has purchased an additional $6.9 million of the 7.5 percent convertible subordinated debentures. The remaining 7.5 percent convertible subordinated debentures, due in 2014, are convertible into common shares at a rate of approximately 35.09 shares for each $1,000 debenture held.

Note 7. During the second quarter of 1995, a judgment for $8.0 million was entered for breach of contract against Maremont Corporation, an Arvin subsidiary, in favor of Chamberlain Manufacturing Corporation. The previously disclosed case grew out of the May 1987 sale of a Maremont unit, Saco Defense, Inc., to Chamberlain and relates to certain worker compensation cases which were pending at the time of the sale. Chamberlain has petitioned the court for pre-judgment interest and for attorney fees, costs and expenses. These petitions are being contested and have not been ruled upon. As a result of the judgment and potential additional costs related to that judgment, Arvin added $6.9 million in the second quarter to previously established litigation reserves. The Company has filed a motion to set aside the judgment and, if necessary, intends to appeal the judgment.

Another previously disclosed suit, filed by Chamberlain, is based on assertions that at the May 1987 stock sale there were known non-conforming products manufactured by Saco under contracts with the Air Force. On December 15, 1993, an order was entered dismissing the Company as a defendant in this case, however, Maremont still remains a defendant. Formal discovery has been completed in the non-conforming product lawsuit. No trial date has been set.

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

The Company is defending various environmental claims and legal actions that arise in the normal course of its business, including matters in which the Company has been designated a potentially responsible party at certain waste disposal sites or has been notified that it may be a potentially responsible party at other sites as to which no proceedings have been initiated. At a majority of these sites, the information currently available leads the Company to believe it has very limited or even de minimis responsibility. At other sites, the remediation method, amount of remediation costs, or the allocation among potentially responsible parties have not been determined. Where reasonable estimates are possible, the Company has provided for the costs of study, cleanup, remediation, and certain other costs, taking into account, as applicable, available information regarding site conditions, potential cleanup methods and the extent to which other parties can be expected to bear those costs. Given the inherent uncertainties in evaluating legal and environmental exposures, actual costs to be incurred in future periods may vary from the currently recorded estimates. The Company expects that any sum it may be required to pay in connection with legal and environmental matters in excess of the amounts recorded will not have a material adverse effect on its financial condition.

Note 8. Arvin's Board of Directors has approved a one million share Common Share Repurchase Program. The objective of the program is to meet benefit plan obligations, including employee stock options. Repurchases under the program may take place from time to time in the market.


Note 9.  Changes in Shareholders' Equity
(Dollars in millions)

                                             For the Six Months Ended
                                            --------------------------
                                                 7/2/95        7/3/94
                                               ---------    ----------
Beginning balance                                $396.3        $420.6
Exercise of stock options                            .7           1.3
Purchase of treasury stock                          (.2)            0
Cash dividends declared                           (12.7)         (8.3)
Net earnings                                       10.6          19.3
Translation adjustments during the period            .8           4.6
Shares contributed to employee benefit plan         1.0           1.0
                                               ---------    ----------
  Total shareholders' equity                     $396.5        $438.5
                                               =========    ==========

Note 10. Effective January 1, 1995, significant changes were made to the by-laws of a previously unconsolidated subsidiary, which provide Arvin the ability to control this joint venture. Accordingly, the Company has consolidated the 1995 financial results of the subsidiary, which were accounted for under the equity method in prior periods. Since Arvin's 50 percent ownership interest in the joint venture remains the same, there is no effect on the Company's earnings from continuing operations. However, the consolidation of the previously unconsolidated subsidiary increased net sales and earnings from continuing operations before income taxes during the second quarter 1995 by $26.8 million and $2.6 million, respectively. The year to date net sales and earnings from continuing operations before income taxes for 1995 increased $53.1 million and $4.8 million, respectively.

Note 11. During the first quarter of 1995, a one-time adjustment of $3.9 million was recorded in the Technology segment to reduce prior years' accruals of employee benefits, which will no longer be offered to employees retiring after October, 1995.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review

(Dollar amounts in tables in millions)

Overview

Arvin's sales for the six months ended July 2, 1995 increased 10 percent, to $1,120.0 million from $1,018.5 million for the six months ended July 3, 1994. Arvin recorded sales of $566.6 million for the second quarter 1995, which represents a 5 percent increase over the second quarter 1994 sales of $539.3 million.

Earnings from continuing operations decreased to $9.9 million for the six months ended July 2, 1995 from $19.1 million for the six months ended July 3, 1994. Earnings from continuing operations decreased to $5.6 million in the second quarter 1995 from $14.0 million in the second quarter 1994. Earnings from continuing operations include a non-recurring charge of $6.9 million ($4.2 million net of tax) in the second quarter related to an eight million dollar judgment against an Arvin subsidiary for breach of contract in connection with a 1987 divestiture and a one-time positive adjustment in the first quarter of $3.9 million ($2.4 million net of tax) to reduce prior years' accruals of employee benefits in the Technology segment.

Currency fluctuations had a positive impact on the comparative balances of sales and operating profit for both the quarter and year to date periods. After eliminating the effects of the weaker dollar, sales increased 3 percent for the quarter and 8 percent for the six month period. Operating income fell 25 percent and 13 percent for the quarter and six months, respectively, on a constant exchange rate basis.

Results of Operations

                                1995      1994       1995     1994
                               Second   Second    First Six  First Six
Net Sales                     Quarter   Quarter     Months    Months
Automotive Original Equipment $ 362.8  $ 310.5    $ 733.5    $ 594.4
Automotive Replacement          172.3    178.0      320.8      320.5
Technology                       31.5     50.8       65.7      103.6
                               ------   ------    --------   --------
   Total                       $566.6   $539.3   $1,120.0   $1,018.5
                               ======   ======    ========   ========


                                1995      1994    1995        1994
                               Second   Second   First Six  First Six
Operating Income by Segment(1)Quarter   Quarter   Months     Months
Automotive Original Equipment  $18.9     $19.7      $39.3      $35.0
Automotive Replacement          13.6      21.2       15.3       28.9
Technology                        .3       (.5)       4.6        (.4)
                               ------   ------    --------   --------
   Total                       $32.8     $40.4      $59.2      $63.5
                               ======   ======    ========   ========

(1) Reflects income from continuing operations prior to Corporate allocated expenses.

Automotive Original Equipment ("OE"): Sales in the OE segment of
$733.5 million for the six months ended July 2, 1995 were 23 percent higher than OE sales for the same period in 1994. Second quarter 1995 OE sales of $362.8 million were 17 percent higher than sales of $310.5 million in the second quarter 1994. The increase in sales was primarily attributable to the consolidation of a previously unconsolidated Arvin joint venture, significant new business in North American exhaust products, and new business in Europe for both exhaust and ride control products . The consolidation of the previously unconsolidated Arvin joint venture contributed 38 percent of the year-to-date increase and 51 percent of the second quarter increase. Offsetting these positive movements in sales were a four percent decrease in North American vehicle production during the second quarter when compared with second quarter 1994, pricing pressures in the U.S. and Europe, and the sluggish economic conditions surrounding the Company's Mexican operations.

Operating profit in the OE segment increased $4.3 million or 12 percent during the first six months of 1995, when compared to the first six months of 1994. Operating profit decreased $.8 million or 4 percent during the second quarter of 1995, when compared to the second quarter of 1994. The year to date increase is primarily attributable to higher sales revenues, the consolidation of a previously unconsolidated subsidiary, and productivity improvements in exhaust products. In addition, the 1994 earnings were negatively impacted by additional operating costs incurred as a result of a labor dispute at one of the Company's major North American steel suppliers. Gains in revenues and production were somewhat offset by continued recognition of start up costs on new strut production, inflationary pressures, price concessions, and early retirement expenses. The second quarter decrease is primarily a result of lower margins due to customer reductions in build schedules, continued recognition of start up costs on new strut production, and increased material costs. The amount of the second quarter 1995 decrease was affected by the absence of operating costs incurred in the second quarter 1994 as a result of the labor dispute at one of the Company's major North American steel suppliers.

Automotive Replacement ("Replacement"): Sales in the Replacement segment of $320.8 million for the six months ended July 2, 1995 were one percent higher than Replacement sales for the same period in 1994. Second quarter 1995 Replacement sales of $172.3 million were 3 percent lower than sales of $178.0 million in the second quarter 1994. The year-to-date increase was primarily attributable to a strong increase in the European Union sales of both exhaust and ride control product lines, offset by a slight sales decrease during the first quarter in the U.S. The second quarter decrease was a result of depressed exhaust sales in the U.S. and in Europe, offset somewhat by a second quarter improvement in ride control sales in both the U.S. and Europe.

Operating profit in the Replacement segment decreased $13.5 million or 47 percent during the first six months of 1995, when compared to the first six months of 1994. Operating profit decreased $7.6 million or 36 percent during the second quarter of 1995, when compared to the second quarter of 1994. The operating profit for the replacement market was down significantly in the U.S. exhaust market as a result of lower sales volume, competitive pricing, restructuring expenses, increased material costs and increased costs associated with obtaining new business.

Technology: Sales in the Technology segment of $65.7 million for the six months ended July 2, 1995 were 37 percent lower than sales for the same period in 1994. Second quarter 1995 Technology sales of $31.5
million were 38 percent lower than the second quarter 1994.   The
Company's reorganization of its service contract business unit was responsible for $38.0 million of the year-to-date decline and $19.3 million of the second quarter decline. As part of this reorganization, the Company entered into an agreement to transfer a principal contract to an unconsolidated joint venture company in return for a participation in future performance fees. The Company owns a 49 percent interest in the new company. Although the revenues are no longer consolidated, the joint venture arrangement permits a level of participation in net income associated with this contract.

Operating profit for the Technology segment for the six month period improved significantly due to a one time adjustment of $3.9 million in the first quarter, to reduce prior years' accruals of employee benefits. Additionally, improved gross margins on fixed price contracts continued in the second quarter.

During the third quarter of 1993, Arvin merged its wholly owned Technology subsidiary, Calspan, with Space Industries International, Inc. and reduced its ownership to 70 percent. The resulting status of the Technology segment as a stand-alone entity permits management to consider a broader array of alternatives for this business, which is considered non-core to Arvin's overall corporate strategy.

Corporate General and Administrative expenses decreased 13 percent or $.8 million in the first six months of 1995 and 11 percent in the second quarter. The decrease was primarily the result of reduced expenditures for employee costs and professional services.

Interest expense increased by ten percent or $2.0 million for the first six months of 1995 versus the comparable period of 1994. The increase was a result of higher average borrowing rates on slightly lower average outstanding debt. For the quarter, interest expense increased one percent or $.1 million on higher average borrowing rates and lower outstanding debt.

Other Expenses, net increased $4.9 million in the first six months of 1995 and $7.2 million in the quarter. The increase was primarily a result of the $6.9 million charged in the second quarter as a result of the judgment against an Arvin subsidiary for breach of contract in connection with a 1987 divestiture. The year to date increase was offset by a first quarter gain on the sale of a property held for sale and the reduction of goodwill amortization as a result of goodwill written off as a part of the 1994 restructuring.

Restructuring Charges related to the 1994 restructuring plan of $3.6 million are included in results of operations in the first six months of 1995. Of that amount, $1.5 million is included in the second quarter of 1995. These charges represent $2.8 million of costs for work force reductions for the first six months including $.8 million charged in the second quarter. There were $.8 million of other costs of consolidation included in the first six months of 1995. Of that amount, $.7 million is included in the second quarter. The workforce reductions and consolidation of manufacturing facilities and product lines will be substantially complete by December 31, 1995 and are an effort to concentrate resources allowing the Company to achieve its long-term strategic growth objectives. The Company expects total 1995 restructuring expenses for workforce reduction and relocation to approximate $4.0 million. Restructuring costs for 1995 facility consolidations are expected to approximate $2.1 million.

Minority Share of Income increased $3.1 million for the first six months of 1995 and $1.1 million for the second quarter. The increases are primarily a result of the consolidation of a previously unconsolidated joint venture ($1.5 million for the first six months and $.8 million for the second quarter) and the minority share, net of tax, of the first quarter one time adjustment for employee benefit accruals in the Technology segment ($.7 million).

Income from Disposal of Discontinued Operations of $.7 million represents the estimated gain on the sale of Schrader. Income from the operations of Schrader since the first quarter 1994 measurement date is recorded as "Income from disposal of discontinued operations." In February 1995, the Company entered into a contract for the sale of Schrader. The transaction was completed on February 16, 1995.

Financial Condition

Liquidity During the first six months of 1995, working capital decreased $16.2 million or 10 percent. The primary reason for the decrease is the reclassification of $50.0 million of the Company's 9.97 percent notes maturing in the first quarter of 1996 to current portion of long term debt. The Company has plans to replace the $50 million of
9.97 percent debt due in 1996 with a comparable amount of new debt. Other changes that affected the working capital include increased accounts receivable and accounts payable balances, and a substantial increase in cash and cash equivalents (see Consolidated Statement of Cash Flows). The current ratio decreased from 1.5 at the end of 1994 to 1.3 at July 2, 1995.

Accounts Receivable and Accounts Payable both increased substantially (12 percent and 16 percent) primarily as a result of sales increases over the comparable quarter end levels. Days sales outstanding at the end of the second quarter was 58.2 days compared to 57.4 days at the end of 1994.

Other Current Assets increased $24.2 million. The primary reason for the increase is the consolidation of the Company's previously unconsolidated joint venture, and increased customer tooling.

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

Legal/Environmental Matters During the second quarter of 1995, a judgment for $8.0 million was entered for breach of contract against Maremont Corporation, an Arvin subsidiary, in favor of Chamberlain Manufacturing Corporation. The previously disclosed case grew out of the May 1987 sale of a Maremont unit, Saco Defense, Inc., to Chamberlain and relates to certain worker compensation cases which were pending at the time of the sale. Chamberlain has petitioned the court for pre-judgment interest and for attorney fees, costs and expenses. These petitions are being contested and have not been ruled upon. As a result of the judgment and potential additional costs related to that judgment, Arvin added $6.9 million in the second quarter to previously established litigation reserves. The Company has filed a motion to set aside the judgment and, if necessary, intends to appeal the judgment.

Another previously disclosed suit, filed by Chamberlain, is based on assertions that at the May 1987 stock sale there were known non-conforming products manufactured by Saco under contracts with the Air Force. On December 15, 1993, an order was entered dismissing the Company as a defendant in this case, however, Maremont still remains a defendant. Formal discovery has been completed in the non-conforming product lawsuit. No trial date has been set.

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

The Company is defending various environmental claims and legal actions that arise in the normal course of its business, including matters in which the Company has been designated a potentially responsible party at certain waste disposal sites or has been notified that it may be a potentially responsible party at other sites as to which no proceedings have been initiated. At a majority of these sites, the information currently available leads the Company to believe it has very limited or even de minimis responsibility. At other sites, the remediation method, amount of remediation costs, or the allocation among potentially responsible parties have not been determined. Where reasonable estimates are possible, the Company has provided for the costs of study, cleanup, remediation, and certain other costs, taking into account, as applicable, available information regarding site conditions, potential cleanup methods and the extent to which other parties can be expected to bear those costs. Given the inherent uncertainties in evaluating legal and environmental exposures, actual costs to be incurred in future periods may vary from the currently recorded estimates. The Company expects that any sum it may be required to pay in connection with legal and environmental matters in excess of the amounts recorded will not have a material adverse effect on its financial condition.

Other Matters In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 which establishes new accounting standards for evaluating and recording impairments of long-lived assets. The statement is effective for fiscal years beginning after December 15, 1995. The impact of adoption of the new statement has not been quantified.


Part II

Item 1. Legal Proceedings

During the second quarter of 1995, a judgment for $8.0 million was entered for breach of contract against Maremont Corporation, an Arvin subsidiary, in favor of Chamberlain Manufacturing Corporation. The previously disclosed case grew out of the May 1987 sale of a Maremont unit, Saco Defense, Inc., to Chamberlain and relates to certain worker compensation cases which were pending at the time of the sale. Chamberlain has petitioned the court for pre-judgment interest and for attorney fees, costs and expenses. These petitions are being contested and have not been ruled upon. As a result of the judgment and potential additional costs related to that judgment, Arvin added $6.9 million in the second quarter to previously established litigation reserves. The Company has filed a motion to set aside the judgment and, if necessary, intends to appeal the judgment.


Item 4. Submission of Matters to a Vote of Security Holders

The Company held the Annual Meeting of Shareholders on April 13, 1995 at which security holders elected four directors nominated for three-year terms expiring in 1998 and ratified the Board of Directors' appointment of Price Waterhouse as the Company's independent certified public accountants.

The results of the voting in connection with the above items were as follows:

Voting on Directors
                           For             Withheld     BrokerNon-Vote
Joseph P. Allen         18,772,945          266,741           0
Steven C. Beering       18,808,450          231,236           0
Joseph P. Flannery      18,817,565          222,121           0
V. William Hunt         18,823,776          215,910           0

Ratify appointment of auditors
                           For      Against     Abstain  BrokerNon-Vote
Price Waterhouse        18,919,183   61,616     58,887         0


Item 6. Exhibits and Reports on Form 8-K
a.  Exhibits

11  Computation of Earnings Per Share    filed herewith as Exhibit 11
27  Financial Data Schedule              filed herewith as Exhibit 27

b.  Reports Filed on Form 8-K
None






Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.





                    Arvin Industries, Inc.



                    by:        /s/     R. A. Smith
                    ____________________________________________

                    R.A. Smith
                    Vice President-Finance & Chief
                    Financial Officer



                    by:        /s/    W. M. Lowe, Jr
                    ____________________________________________

                    W. M. Lowe, Jr.
                    Controller & Chief Accounting Officer



Date:  August 14, 1995