Form 10-Q
period 1995-10-01
ARVIN INDUSTRIES INC
filed 1995-11-15
CIK 7636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
  ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 1, 1995

  (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____ TO ____

             Commission File Number 1-302
                                    -----

                ARVIN INDUSTRIES, INC.
                ----------------------
(Exact name of Registrant as specified in its charter)

         Indiana                              35-0550190
-------------------------------             ------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)

       One Noblitt Plaza, Box 3000
              Columbus, IN                       47202-3000
----------------------------------------      --------------
(Address of principal executive offices)        (Zip Code)

                   (812) 379-3000
                  -------------------
Registrant's telephone number, including area code:

Indicate by check mark whether the Registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  X   NO
      ---     ---

As of November 5, 1995, the Registrant had outstanding 22,300,607 Common Shares (excluding treasury shares), $2.50 par value.

Table of Contents



Part I.  Financial Information

Item 1.    Financial Statements


Consolidated Statement of Operations for the Three Months and
Nine Months Ended October 1, 1995 and October 2, 1994

Consolidated Statement of Financial Condition at October 1, 1995
and January 1, 1995

Consolidated Statement of Cash Flows for the Nine Months Ended
October 1, 1995 and October 2, 1994


Condensed Notes to Consolidated Financial Statements


Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations


Part II.  Other Information

Item 6.    Exhibits and Reports on Form 8K

        Part I
        Item 1.  Financial Statements

                                                           Arvin Industries, Inc.
                                             Consolidated Statement of Operations (Unaudited)
                                              (Dollars in millions, except per share amounts)

                                                                        Three Months Ended                Nine Months Ended
                                                                  ----------------------------      -----------------------------
                                                                  October 1,        October 2,      October 1,         October 2,
                                                                     1995             1994 (1)         1995              1994 (1)
                                                                  ----------        ----------      ----------         ----------
        Net Sales                                                $   462.1         $   452.7       $ 1,465.9          $ 1,367.9
        Costs and Expenses:
                Cost of goods sold                                   403.9             385.8         1,277.0            1,161.0
                Selling, operating general and administrative         38.0              36.6           114.6              112.2
                Corporate general and administrative                   2.7               3.2             7.9                9.2
                Interest expense                                      10.1              10.8            32.2               31.1
                Interest income                                        (.2)              (.2)            (.7)              (1.1)
                Other expense, net                                     3.0               1.4             6.9                6.3
                Restructuring charges                                  (.7)               --             2.9                 --
                Special charges and credits, net                        .1                --             7.0                 --
                                                                  ----------        ----------      ----------         ----------
                                                                     456.9             437.6         1,447.8            1,318.7
                                                                  ----------        ----------      ----------         ----------
        Earnings from Continuing
         Operations Before Income Taxes                                5.2              15.1            18.1               49.2
                Income taxes                                          (2.0)             (5.8)           (6.9)             (19.5)
                Minority share of income                               (.3)              (.5)           (1.6)              (1.4)
                Equity income (loss) of affiliates                     (.2)              1.1              .9                1.5
                                                                  ----------        ----------      ----------         ----------
        Earnings from Continuing Operations                            2.7               9.9            10.5               29.8
                                                                  ----------        ----------      ----------         ----------

                Income (loss) from discontinued operations,
                  net of income tax (benefit) of ($.7), ($.1), $.5
                  and ($.2), respectively                             (1.7)              (.1)             .4                (.7)
                Income from disposal of discontinued operations,
                  net of income taxes of $.0, $.0, $.2 and $.0,
                  respectively                                          --                --              .7                 --
                                                                  ----------        ----------      ----------         ----------
        Net Earnings                                             $     1.0         $     9.8       $    11.6          $    29.1
                                                                  ==========        ==========      ==========         ==========
        Earnings Per Common Share
                Primary:
                  Continuing Operations                          $      .12        $      .45      $      .47         $     1.33
                  Discontinued Operations                              (.08)             (.01)            .05               (.03)
                                                                  ----------        ----------      ----------         ----------
                     Total - primary                             $      .04        $      .44      $      .52         $     1.30
                                                                  ==========        ==========      ==========         ==========
                Fully Diluted:
                  Continuing Operations                          $      .12        $      .43      $      .47         $     1.29
                  Discontinued Operations                              (.08)             (.01)            .05               (.03)
                                                                  ----------        ----------      ----------         ----------
                     Total - fully diluted                       $      .04        $      .42      $      .52         $     1.26
                                                                  ==========        ==========      ==========         ==========

        Average Common Shares Outstanding (000's)
                Primary                                              22,386            22,334          22,374             22,401
                Fully Diluted                                        25,090            25,729          25,242             25,813

        Dividends Per Common Share                               $     0.19        $     0.19      $     0.57         $     0.57

        (1)  Certain amounts have been reclassified to conform with current year presentation.
        See notes to consolidated financial statements.



                                                   Arvin Industries, Inc.
                                  Consolidated Statement of Financial Condition (Unaudited)
                                       (Dollars in millions, except per share amounts)

                                                                                       As of           As of
                                                                                      10/01/95       1/1/1995(1)
                                                                                      --------       --------
        Assets
        ------
        Current Assets:
                Cash and cash equivalents                                          $    56.2       $    11.1
                Receivables, net of allowances of $3.3 as of
                  October 1, 1995 and $3.8 as of January 1, 1995                       285.5           262.8
                Inventories                                                            110.7           102.1
                Other current assets                                                    94.7            76.3
                                                                                      -------        --------
                  Total current assets                                                 547.1           452.3
                                                                                      -------        --------
        Non-Current Assets:
                Property, plant and equipment:
                 Land, buildings, machinery & equipment                                912.4           857.6
                  Less: Allowance for depreciation                                     479.6           439.5
                                                                                      -------        --------
                                                                                       432.8           418.1
                Goodwill, net of amortization of $28.7 as of
                  October 1, 1995 and $26.6 as of January 1, 1995                      147.1           150.4
                Investment in affiliates                                                90.2            92.0
                Assets of business transferred under contractual arrangements           72.4              --
                Net assets of discontinued operations                                     --            68.3
                Other assets                                                            51.4            50.4
                                                                                     --------        --------
                   Total non-current assets                                            793.9           779.2
                                                                                     --------        --------
                                                                                   $ 1,341.0       $ 1,231.5
                                                                                     ========        ========
        Liabilities and Shareholders' Equity
        ------------------------------------
        Current Liabilities:
                Short-term debt                                                    $   136.5       $    25.1
                Accounts payable                                                       201.0           193.4
                Accrued expenses                                                       105.4            99.9
                Income taxes payable                                                     2.4             2.9
                                                                                     --------        --------
                  Total current liabilities                                            445.3           321.3
                                                                                     --------        --------
                Long-term employee benefits                                             53.1            50.3
                Other long-term liabilities                                             17.4            15.0
                Long-term debt                                                         324.3           416.3
                Liabilities and deferred credit of business transferred                 72.4              --
                Minority interest                                                       33.2            32.3

        Shareholders' Equity:
                Common shares ($2.50 par value)                                         60.5            60.4
                Capital in excess of par value                                         207.3           206.6
                Retained earnings                                                      193.0           194.1
                Minimum pension liability adjustment                                     (.6)            (.6)
                Cumulative translation adjustment                                      (21.5)          (20.7)
                Common shares held in treasury (at cost)                               (43.4)          (43.5)
                                                                                     --------        --------
                  Total shareholders' equity                                           395.3           396.3
                                                                                     --------        --------
                                                                                   $ 1,341.0       $ 1,231.5
                                                                                     ========        ========
        (1)  Certain amounts have been reclassified to conform with current year presentation.
        See notes to consolidated financial statements.




                                                Arvin Industries, Inc.
                                  Consolidated Statement of Cash Flows (Unaudited)
                                               (Dollars in millions)


                                                                                          Nine Months Ended
                                                                                   ---------------------------------
                                                                                   October 1,             October 2,
                                                                                      1995                  1994 (1)
                                                                                   ----------             ----------
Operating Activities:
        Net earnings                                                           $       11.6            $       29.1
        Adjustments to reconcile net earnings to net cash
         provided by operating activities:
                Depreciation                                                           52.6                    53.6
                Amortization                                                            4.3                     5.4
                Long-term employee benefits                                            (0.6)                    2.7
                Deferred income taxes, long-term                                        1.1                    (2.0)
                Minority interest                                                       2.1                     1.4
                Other                                                                  (5.4)                    1.0
                Changes in operating assets and liabilities:
                        Receivables                                                   (11.1)                  (79.7)
                        Inventories and other current assets                          (33.2)                  (24.2)
                        Accounts payable and other accrued expenses                     9.4                    54.2
                        Income taxes payable and deferred taxes                        (0.6)                    9.6
                                                                                   ----------             ----------
                              Net Cash Provided by Operating Activities                30.2                    51.1
                                                                                   ----------             ----------

Investing Activities:
                Purchase of property, plant and equipment                             (62.8)                  (68.3)
                Proceeds from sale of property, plant and equipment                     1.2                     0.8
                Acquisition, net of cash                                                 --                    (7.5)
                Cash proceeds from sale of businesses                                  66.8                      --
                Other                                                                  (7.8)                   12.6
                                                                                   ----------             ----------
                              Net Cash Used For Investing Activities                   (2.6)                  (62.4)
                                                                                   ----------             ----------
Financing Activities:
                Change in short-term debt, net                                         38.7                    22.6
                Proceeds from long-term borrowings                                      1.5                    86.0
                Principal payments on long-term debt                                  (22.8)                  (87.1)
                Dividends paid                                                        (12.7)                  (12.6)
                Other                                                                   1.3                     1.4
                                                                                   ----------             ----------
                         Net Cash Provided by Financing Activities                      6.0                    10.3
                                                                                   ----------             ----------
Cash and Cash Equivalents:
                Effect of exchange rate changes on cash                                 0.2                     0.3
                                                                                   ----------             ----------
                Net increase (decrease)                                                33.8                    (0.7)
                Beginning of the period                                                22.4                    39.1
                                                                                   ----------             ----------
                              End of the Period                                $       56.2            $       38.4
                                                                                   ==========             ==========

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

The Company's unaudited financial statements, including those for the nine months ended October 1, 1995, reflect, as an unconsolidated subsidiary, the results of a 50 percent owned subsidiary which had been previously consolidated by the Company for the period beginning January 2, 1995.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations, cash flows and financial position for the periods and as of the dates reported have been included. Other than the adjustments described in Notes 2, 7 and 10, all such adjustments are of a normal and recurring nature.

The results of operations for the nine months ended October 1, 1995 are not necessarily indicative of the results to be expected for the full year ending December 31, 1995.

Note 2. Results of operations for the first nine months of 1995 include $2.1 million of restructuring charges for net early retirement and severance program costs, other restructuring costs of $1.3 million and restructuring income of $.4 million as a result of the reversal of accrued expenses no longer anticipated for completion of restructuring projects. The year to date restructuring costs were anticipated and disclosed as a part of the 1994 restructuring, but they were not permissible for 1994 accrual under prevailing accounting guidelines. Cash expenditures for the first nine months include $2.5 million for restructuring costs which were accrued in 1994 and $1.4 million of other restructuring costs accrued and paid during the first nine months of 1995. The remaining workforce reductions and consolidation of manufacturing facilities and product lines announced as a part of the 1994 restructuring will be substantially complete by December 31, 1995. A total of 296 employees were separated from employment in the Company's continuing operations through the end of the third quarter as a part of the 1994 restructuring plan. The total number of employees in the Company's continuing operations to be separated under the 1994 restructuring plan is estimated to be 310.

Note 3. On September 29, 1995, the Company completed the sale of its 70 percent ownership interest in Space Industries International, Inc.
("SIII") to a new company formed by the senior management of SIII for approximately $30.6 million in cash. The Company has guaranteed approximately $22.9 million of the purchaser's (Calspan SRL Corporation) debt. This guarantee is scheduled to decline quarterly over a four year period before expiring. Proceeds from the sale will be used for debt reduction and new investment in the Company's core business.

The Company has accounted for the SIII transaction following the treatment set forth in the Securities and Exchange Commission's Staff Accounting Bulletins - Topic 5E (SAB Topic 5E) "Accounting for divestiture of a subsidiary or other business operation." Accordingly, the assets of SIII at the sale date have been recorded under the caption "Assets of business transferred under contractual arrangements" with a corresponding amount recorded as "Liabilities and deferred credit of business transferred." A $1.6 million gain on sale of SIII has been separately deferred.

The results of operations of SIII have been previously reported by the Company as the Technology segment. In the current quarter, the results of SIII for the current and prior year periods have been reclassified to
"Income (loss) from discontinued operations."    Similarly, the prior
year statement of financial condition has been restated to present SIII's assets and liabilities as "Net assets of discontinued operations."
SIII's revenues for the first nine months of 1995 and 1994 were $95.5 million and $156.2 million, respectively.

The Company adopted a plan to sell its Schrader Automotive unit (Schrader) during April, 1994. The results of Schrader were reclassified to discontinued operations beginning with the first quarter 1994 Form 10Q filing. The sale of Schrader was completed in February, 1995. An initial payment for the estimated selling price of $43.0 million, consisting of $36.2 million in cash and $6.8 million in preferred stock and warrants, was received and the estimated gain recorded in the first quarter 1995 was $.7 million, net of tax. Schrader's 1995 revenues through the February 16, 1995 sale date were $13.1 million.

Note 4. There were options for 2.0 and 1.9 million common shares outstanding as of October 1, 1995 and October 2, 1994, respectively. Earnings per share calculations include dilutive options in the determination of the weighted average common and common equivalent shares outstanding. Interest paid, net of tax, on the 7.5 percent convertible subordinated debentures is added to net earnings in calculating fully diluted earnings per share.

Note 5. The Company uses the method of pooling, by individual natural inventory components (e.g., steel, substrate, labor and overhead), in computing an overall weighted average index. The index is applied to the total dollar value of the ending inventory. This method of pooling makes it impractical to classify LIFO inventories into finished goods, work in process and raw material components.

Note 6. The Company repurchased, at approximately book value, $7.8 million of its outstanding 7.5 percent convertible subordinated debentures during the first quarter 1995, $2.0 million during the second quarter 1995, and $6.9 during the third quarter 1995. Subsequent to the end of the third quarter 1995, the Company has purchased an additional $5.1 million of the
7.5 percent convertible subordinated debentures. The remaining 7.5 percent convertible subordinated debentures, due in 2014, are convertible into common shares at a rate of approximately 35.09 shares for each $1,000 debenture held.

Note 7. During the second quarter of 1995, a judgment for $8.0 million was entered for breach of contract against Maremont Corporation, an Arvin subsidiary, in favor of Chamberlain Manufacturing Corporation. The previously disclosed case grew out of the May 1987 sale of a Maremont unit, Saco Defense, Inc., to Chamberlain and relates to certain worker compensation cases which were pending at the time of the sale. Chamberlain has petitioned the court for pre-judgment interest and for attorney fees, costs and expenses. These petitions are being contested and have not been ruled upon. As a result of the judgment and potential additional costs related to that judgment, the Company added $6.9 million in the second quarter to previously established litigation reserves. The Company has filed a motion to set aside the judgment and a motion to vacate judgment and dismiss for lack of jurisdiction and, if necessary, intends to appeal the judgment.

Another previously disclosed suit, filed by Chamberlain, is based on assertions that at the May 1987 stock sale there were known non-conforming products manufactured by Saco under contracts with the United States government. Formal discovery has been completed in the non-conforming product lawsuit. No trial date has been set.

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

The Company is defending various environmental claims and legal actions that arise in the normal course of its business, including matters in which the Company has been designated a potentially responsible party at certain waste disposal sites or has been notified that it may be a potentially responsible party at other sites as to which no proceedings have been initiated. At a majority of these sites, the information currently available leads the Company to believe it has very limited or even de minimis responsibility. At other sites, the remediation method, amount of remediation costs, or the allocation among potentially responsible parties have not been determined. Where reasonable estimates are possible, the Company has provided for the costs of study, cleanup, remediation, and certain other costs, taking into account, as applicable, available information regarding site conditions, potential cleanup methods and the extent to which other parties can be expected to bear those costs. Given the inherent uncertainties in evaluating legal and environmental exposures, actual costs to be incurred in future periods may vary from the currently recorded estimates. During the third quarter of 1995, based upon a revised assessment by legal counsel of pending legal matters, the Company added $3.0 million to its litigation reserves. These charges were largely offset in the quarter by a settlement with a party potentially liable for certain costs in connection with various environmental matters. These items were recorded as "Special charges and credits, net." For the nine months ended October 1, 1995, "Special Charges and Credits, net" also includes the $6.9 million second quarter addition to legal reserves described above. The Company expects that any sum it may be required to pay in connection with legal and environmental matters in excess of the amounts recorded will not have a material adverse effect on its financial condition.

Note 8. Arvin's Board of Directors has approved a one million share Common Share Repurchase Program. The objective of the program is to meet benefit plan obligations, including employee stock options. Through November 5, 1995, the Company had repurchased 74,173 shares. Additional repurchases under the program may take place from time to time in the market.

Note 9.  Changes in Shareholders' Equity
(Dollars in millions)
                                        For the Nine Months Ended
                                        -------------------------
                                            10/1/95   10/2/94
                                            -------   -------
Beginning balance                           $ 396.3   $ 420.6
Exercise of stock options                       1.0       1.5
Purchase of treasury stock                     (1.1)      --
Cash dividends declared                       (12.7)    (12.6)
Net earnings                                   11.6      29.1
Translation adjustments during the period       (.8)      9.3
Shares contributed to employee benefit plan     1.0       1.4
                                            -------   -------
  Total shareholders' equity                $ 395.3   $ 449.3
                                            =======   =======


Note 10. During the first quarter of 1995, a one time special credit of $3.9 million was recorded in the Technology segment to reduce prior years' accruals for retiree medical benefits. In the third quarter of 1995, the Technology segment recognized a one time charge approximating $1.6 million for the settlement of certain pension benefits. These items have been reclassified and are included in "Income (Loss) from Discontinued Operations."



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review

(Dollar amounts in tables in millions)

Overview

At the end of the third quarter of 1995, Arvin completed the sale of its 70 percent ownership interest in Space Industries International, Inc. (Space Industries). Previously, Space Industries had been reported by Arvin as the Technology Segment. The current year and prior year comparative financial statements have been restated to reflect the results of the Technology Segment as discontinued operations. There was no gain or loss reported on the sale of the Technology Segment. "Income from Discontinued Operations" also includes income from the Company's Schrader operations through the first quarter of 1994. The Company's Schrader operations were reported as discontinued in the first quarter of 1994 and the sale was completed in February, 1995. The estimated first quarter 1995 gain on the sale of Schrader is reported as "Income from Disposal of Discontinued Operations."

The Company's sales from continuing operations for the nine months ended October 1, 1995 increased 7 percent, to $1,465.9 million from $1,367.9 million for the nine months ended October 2, 1994. The Company recorded sales of $462.1 million for the third quarter 1995, which represents a 2 percent increase over the third quarter 1994 sales of $452.7 million.

Earnings from continuing operations decreased to $10.5 million for the nine months ended October 1, 1995 from $29.8 million for the nine months ended October 2, 1994. Earnings from continuing operations decreased to $2.7 million in the third quarter 1995 from $9.9 million in the third quarter 1994. Earnings from continuing operations for the first nine months of 1995 include a second quarter non-recurring charge of $6.9 million ($4.2 million net of tax) related to an 8 million dollar judgment against an Arvin subsidiary for breach of contract in connection with a 1987 divestiture.

Currency fluctuations had a positive impact on the comparative balances of sales and operating profit for both the quarter and year to date periods. After eliminating the effects of the weaker dollar on the translation of local currency sales, sales increased 1 percent for the quarter and 5 percent for the nine month period. Operating income fell 38 percent and 31 percent for the quarter and nine months, respectively, on a constant exchange rate basis.

Results of Operations
                                 1995     1994       1995        1994
                                 Third    Third   First Nine  First Nine
Net Sales by Segment            Quarter  Quarter    Months      Months
--------------------            -------  -------  ----------  ----------
Automotive Original Equipment   $296.0   $278.1    $  979.4    $  873.1
Automotive Replacement           166.1    174.6       486.5       494.8
                                ------   ------    --------    --------
   Total                        $462.1   $452.7    $1,465.9    $1,367.9
                                ======   ======    ========    ========


                                 1995     1994       1995        1994
                                 Third    Third   First Nine  First Nine
Operating Income by Segment     Quarter  Quarter    Months      Months
---------------------------     -------  -------  ----------  ----------
Automotive Original Equipment   $  9.8   $ 15.9    $   44.3    $   51.0
Automotive Replacement            10.1     14.3        25.5        43.2
                                ------   ------    --------    --------
   Total                        $ 19.9   $ 30.2    $   69.8    $   94.2
                                ======   ======    ========    ========
(1) Reflects income from continuing operations prior to Corporate allocated expenses.

Automotive Original Equipment ("OE"): Sales in the OE segment of $979.4 million for the nine months ended October 1, 1995 were 12 percent higher than OE sales for the same period in 1994. The effect of price changes on sales was negligible, accounting for less than 3 percent of the total increase. Units sold increased in almost every major market served. The volume effect of increased sales of exhaust systems approximated $75 million, while Ride Control's unit volume increase approximated $25 million. Although the Company experienced increased volumes in its sales results, the Company estimates that the industry wide market volumes in its major markets for OE parts declined. North American vehicle production fell less than 1 percent. The Company's sales volume in Mexico declined an estimated $13 million as a result of general economic conditions in that country. Coated steel volume posted a modest 2 percent increase, while changing volumes in other component automotive parts posted modest decreases.

Comparison of the effect of changes in volume from period to period is subject to a number of limitations, principally centered around what constitutes a "unit" for volume measurement. The appropriate measure of a "unit" varies over time as products develop, varies among the different countries in which the Company operates, and varies within each operating unit of the Company. As a result, there is a certain degree of imprecision and subjectivity in estimating the impact of volume changes.

Third quarter OE sales of $296.0 million were 6 percent higher than sales of $278.1 million in the comparable quarter of 1994. Net changes in prices accounted for approximately 18 percent of the total increase. The Company experienced slight decreases in North American sales volumes and moderate increases in sales volumes throughout Europe. The total volume effect on sales increases is estimated at 75 percent of the total $17.9 million increase. The Company's volume increased despite an estimated 3 percent decline in the North American vehicle production and a slight decline in the European market.

Operating profit of $44.3 in the OE segment for the first nine months of 1995 declined by $6.7 million, or 13 percent, when compared with the first nine months of 1994. The decline was primarily a result of increased material and labor costs of approximately $19 million. These declines were largely offset by the positive effect on sales revenues of the changes in volume and price.

Operating profit in the OE segment decreased $6.1 million or 38 percent during the third quarter of 1995, when compared to the third quarter of 1994. The third quarter decrease is primarily a result of increased material costs for exhaust production of $5.2 million.


Automotive Replacement ("Replacement"): Sales in the Replacement segment of $486.5 million for the nine months ended October 1, 1995 were 2 percent lower than Replacement sales for the same period in 1994, despite the overall 2 percent positive effect on sales of price increases. Volume fell at an overall rate of 1 percent. The volume decline was most pronounced in the North American exhaust aftermarket, where the Company's 12 percent decline in volume approximated the estimated overall North American market decrease. All North American markets reported volume declines. The European replacement exhaust market also reported a slight decline in volume. Sales to developing countries continued to post strong increases.


Operating units in the Replacement segment sell their product through a variety of different customer "channels" including merchandisers, installers, and wholesale distributors. As a result of period to period variations in this "channel mix," in addition to normal variations in "product mix," the average price of units sold may not correspond to price changes. As in the OE Segment, there is also a certain degree of imprecision and subjectivity in estimating the impact of period to period volume changes, principally because of questions as to what constitutes a "unit" for volume measurement. The appropriate measure of a "unit" varies over time as products develop, varies among the different countries in which the Company operates, and varies within each operating unit of the Company.

For the third quarter, Replacement sales of $166.1 million were 5 percent lower than sales of $174.6 million in the comparable quarter of 1994, despite the approximately 2 percent positive effect of price changes. Sales volumes posted a 2 percent decline, with the North American markets again accounting for much of the overall decline. An unfavorable channel and product mix accounted for the remainder of the decrease.

Operating profit in the Replacement segment decreased $17.7 million during the first nine months of 1995, when compared to the first nine months of 1994. Labor and material cost inflation in excess of cost reductions amounted to approximately $6.6 million. Volume declines accounted for an estimated $2.2 million of the decrease and the costs of acquiring new customers accounted for approximately $2.6 million of the decrease. Despite price increases, the average price of a "unit" sold was relatively unchanged as a result of unfavorable channel and product mix. For the quarter, operating profit decreased $4.2 million. Volume declines accounted for an estimated $2.6 million of the decrease and the costs of acquiring new customers accounted for approximately $1.0 million of the decrease. Labor and material cost inflation in excess of cost reductions amounted to approximately $2.0 million. Price increases had a positive effect on the quarter's results.

Corporate General and Administrative expenses decreased 14 percent or $1.3 million in the first nine months of 1995 and $.5 million or 16 percent in the third quarter. The decrease was primarily the result of reduced expenditures for employee costs and professional services.

Interest expense increased by 4 percent or $1.1 million for the first nine months of 1995 versus the comparable period of 1994. The increase was a result of higher average borrowing costs on slightly lower average outstanding debt. For the quarter, interest expense decreased 6 percent or $.7 million on lower average borrowing costs and higher average outstanding debt.

Restructuring Charges related to the 1994 restructuring plan of $2.9 million are included in results of operations in the first nine months of 1995. Included in these charges is $2.1 million of restructuring charges for net early retirement and work force reductions for the first nine months, $1.3 million of other costs and $.4 million of income from the reversal of accrued expenses no longer anticipated for completion of restructuring projects. The third quarter of 1995 results of operations includes $.7 million of net restructuring income. The quarter includes a $.9 million net credit for reserve adjustments to previous estimates of liability for work force reductions and $.4 million of income from the reversal of other accrued expenses. The workforce reductions and consolidation of manufacturing facilities and product lines will be substantially complete by December 31, 1995 and are an effort to concentrate resources allowing the Company to achieve its long-term strategic growth objectives. The Company expects total net 1995 restructuring expenses for workforce reduction and relocation to approximate $ 2.7 million for its continuing operations. Restructuring costs for 1995 facility consolidations are expected to approximate $1.8 million.

Equity income (loss) of affiliates decreased $ .6 million for the nine months and $1.3 million for the third quarter. Equity income of affiliates for the three and nine months ended October 1, 1995 was adversely affected by $1.2 and $2.6 million, respectively, as a result of losses from a 50 percent owned equity subsidiary serving the European Original Equipment market. As a result of a review of the performance of this entity, the Company has recommended to its joint venture partners that additional capital contributions to the business are warranted. In conformity with the joint venture agreement, discussions are continuing with the partners on alternative methods of making such additions to the capital structure. These discussions encompass, but are not limited to, renegotiation of ownership percentages, including those that would result from the purchase by the Company of some or all of the joint venture partners' shares or the sale of some or all of the Company's shares to its partners. The Company's investment in this affiliate at October 1, 1995 was $14.4 million. No decisions on these alternatives have been made nor have revisions to the joint venture agreement been completed at this date.

Income (Loss) from Discontinued Operations for both the nine and three month periods in 1995 are the results of Space Industries International, Inc. ($.4 million year to date income and $1.7 million loss for the third quarter). The third quarter results for 1995 include a one time charge approximating $1.6 million for the settlement of certain pension benefits, a $.4 million charge for environmental reserves, and approximately $.3 million related to severance reserves. The 1994 year to date loss of $.7 million includes $.2 million income from Schrader and the $.1 million loss for the third quarter represents losses of SIII.

Income from Disposal of Discontinued Operations of $.7 million represents the estimated gain on the sale of Schrader, which was completed on February 16, 1995. There was no gain or loss recorded on the disposition of SIII.

Financial Condition
Liquidity: During the first nine months of 1995, working capital decreased $29.1 million or 22 percent. The primary reason for the decrease is the reclassification to current portion of long term debt of $50.0 million of the Company's 9.97 percent notes maturing in the first quarter of 1996 and $15.0 million of the Company's medium-term notes maturing in the third quarter of 1996. After the end of the third quarter, the Company issued $50.0 million of 7.94 percent notes in a private placement. This new debt will replace the $50.0 million of 9.97 percent debt due in January, 1996. See the Consolidated Statement of Cash Flows for a more detailed analysis of changes in cash. The current ratio decreased from 1.4 at the end of 1994 to 1.2 at October 1, 1995.

Accounts Receivable and Accounts Payable both increased (9 percent and 4 percent, respectively). The primary reason for the accounts receivable increase is longer payment terms granted to customers in the replacement ride control products market. Days sales outstanding at the end of the third quarter was 57.0 days compared to 50.5 days at the end of 1994.

Other Current Assets increased $18.4 million, due principally to increased customer tooling balances.

Assets of business transferred under contractual arrangements and Liabilities and deferred credit of business transferred represent 100 percent of the assets of the Company's former subsidiary, Space Industries
(SIII), which was sold to a new company formed by the senior management of Space Industries for approximately $30.6 million in cash. Under the merger agreement, the Company agreed to guarantee a portion of the new company's debt incurred as a part of the merger. The guarantee amounted to $22.9 million at closing and is scheduled to decline on a quarterly basis over four years before expiring. The accounting for the SIII transaction follows the treatment set forth in the Securities and Exchange Commission's Staff Accounting Bulletins - Topic 5E (SAB Topic 5E) "Accounting for divestiture of a subsidiary or other business operation."

Capital Resources: Based on the Company's projected cash flow from operations and existing credit facility arrangements, management believes that sufficient liquidity is available to meet anticipated capital and dividend requirements over the foreseeable future as well as the cash outlays resulting from the 1994 restructuring program. Planned capital expenditures for 1995 are adequate for normal growth and replacement and are consistent with projections for future sales and earnings. Near-term expenditures are expected to be funded from internally generated funds. Funds generated from the February 1995 sale of Schrader and the September 1995 sale of Space Industries (See Note 3) were used to reduce the Company's debt and for other corporate purposes.

Legal/Environmental Matters: During the second quarter of 1995, a judgment for $8.0 million was entered for breach of contract against Maremont Corporation, an Arvin subsidiary, in favor of Chamberlain Manufacturing Corporation. The previously disclosed case grew out of the May 1987 sale of a Maremont unit, Saco Defense, Inc., to Chamberlain and relates to certain worker compensation cases which were pending at the time of the sale. Chamberlain has petitioned the court for pre-judgment interest and for attorney fees, costs and expenses. These petitions are being contested and have not been ruled upon. As a result of the judgment and potential additional costs related to that judgment, the Company added $6.9 million in the second quarter to previously established litigation reserves. The Company has filed a motion to set aside the judgment and a motion to vacate judgment and dismiss for lack of jurisdiction and, if necessary, intends to appeal the judgment.

Another previously disclosed suit, filed by Chamberlain, is based on assertions that at the May 1987 stock sale there were known non-conforming products manufactured by Saco under contracts with the United States government. Formal discovery has been completed in the non-conforming product lawsuit. No trial date has been set.

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

The Company is defending various environmental claims and legal actions that arise in the normal course of its business, including matters in which the Company has been designated a potentially responsible party at certain waste disposal sites or has been notified that it may be a potentially responsible party at other sites as to which no proceedings have been initiated. At a majority of these sites, the information currently available leads the Company to believe it has very limited or even de minimis responsibility. At other sites, the remediation method, amount of remediation costs, or the allocation among potentially responsible parties have not been determined. Where reasonable estimates are possible, the Company has provided for the costs of study, cleanup, remediation, and certain other costs, taking into account, as applicable, available information regarding site conditions, potential cleanup methods and the extent to which other parties can be expected to bear those costs. Given the inherent uncertainties in evaluating legal and environmental exposures, actual costs to be incurred in future periods may vary from the currently recorded estimates. During the third quarter of 1995, based upon a revised assessment by legal counsel of pending legal matters, the Company added $3.0 million to its litigation reserves. These charges were largely offset in the quarter by a settlement with a party potentially liable for certain costs in connection with various environmental matters. These items were recorded as "Special Charges and Credits, net." For the nine months ended October 1, 1995, "Special Charges and Credits, net" also includes the $6.9 million second quarter addition to legal reserves described above. The Company expects that any sum it may be required to pay in connection with legal and environmental matters in excess of the amounts recorded will not have a material adverse effect on its financial condition.

Other Matters: In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 which establishes new accounting standards for evaluating and recording impairments of long-lived assets. The statement is effective for fiscal years beginning after December 15, 1995 The impact of adoption of the new statement has not been quantified.

Part II

Item 6. Exhibits and Reports on Form 8-K

a.  Exhibits
------------
10   Guarantee Agreement
     Dated as of August 14, 1995
     Made by Arvin Industries. Inc. in favor of NBD Bank
     Incorporated by reference to Exhibit 2(c) to the Company's Current Report on Form 8K/A, filed November 15, 1995

11  Computation of Earnings Per Share
    filed herewith as Exhibit 11

27  Financial Data Schedule
    filed herewith as Exhibit 27


b.  Reports Filed on Form 8-K
-----------------------------
Report Dated - August 23, 1995, filed August 24, 1995
Item 5 Reported
On August 23, 1995, Space Industries, an approximately seventy percent owned subsidiary of Arvin Industries, Inc., announced that it had entered into an agreement and plan of merger with new companies formed by their senior management.

Report Dated - September 29, 1995, filed October 4, 1995
Items 5 and 7 Reported
On September 29, 1995, Arvin Industries, Inc. sold its seventy percent ownership in Space Industries to a group formed by Space Industries' senior management. Upon completion of the sale, the new company changed its name to Calspan SRL Corporation.

8K/A Report Dated - September 29, 1995, filed November 15, 1995
Items 2 and 7 Reported
Arvin Industries, Inc. repeated disclosure of the sale of its seventy percent ownership in Space Industries and filed pro forma financial statements and certain exhibits.




Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        Arvin Industries, Inc.




                                        by:     /s/  Richard A. Smith
                                        ______________________________

                                        Richard A. Smith
                                        Vice President-Finance & Chief
                                          Financial Officer




                                        by:     /s/  William. M. Lowe, Jr.
                                        __________________________________

                                        William M. Lowe, Jr.
                                        Controller & Chief Accounting Officer



Date:  November 15, 1995