Form 10-Q/A
period 1995-04-02
ARVIN INDUSTRIES INC
filed 1995-12-04
CIK 7636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10-Q/A

(Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 2, 1995

OR

[    ]  Transition Report Pursuant to Section 13 or 15(d) of
        the Securities Exchange Act of 1934

For the transition period from_____ to _____


Commission File Number 1-302
                       ------

             ARVIN INDUSTRIES, INC.
             ----------------------
(Exact name of registrant as specified in its charter)

                    AMENDMENT NO. 1

This amendment to Arvin Industries, Inc.'s (the Company's) Form 10-Q for the three months ended April 2, 1995 changes the presentation of its unaudited financial statements and Management's Discussion and Analysis to reflect, as an unconsolidated subsidiary, a 50 percent owned subsidiary which had been previously consolidated by the Company for the period beginning January 2, 1995. This amendment also reflects the Company's Technology segment, which was sold during the third quarter of 1995, as a discontinued operation, reclassifies certain income statement accounts on a basis consistent with third quarter presentation and reflects other modifications to the Management's Discussion and Analysis. This filing amends Part I, Items 1 and 2 and certain exhibits in Part II, Item 6.



           Indiana                 35-0550190
    -------------------        --------------------
(State or other                  I.R.S. Employer
 jurisdiction of                Identification No.)
incorporation or
organization)

    One Noblitt Plaza, Box 3000
         Columbus, IN                       47202-3000
-----------------------------------------------------
(Address of principal executive offices)    (Zip Code)




                        812-379-3000
                    ---------------------
(Registrant's telephone number including area code)



Indicate by check mark whether the Registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the Registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.
  Yes [ X ]No [   ]



As of May 7, 1995, the Registrant had outstanding 22,310,412 Common Shares (excluding treasury shares), $2.50 par value.



Table of Contents


Part  I. Financial Information
------------------------------
Item 1. Financial Statements


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

Part II. Other Information
--------------------------

Item 6.   Exhibits and Reports on Form 8K




Part I.
Item 1. Financial Statements
                                Arvin Industries, Inc.
                         Consolidated Statement of Operations
                   (Dollars in millions, except per share amounts)

                                                                        Unaudited
                                                                -------------------------
                                                                    Three Months Ended
                                                                -------------------------
                                                                  April 2,       April 3,
                                                                    1995           1994
                                                                ----------     ----------

Net Sales                                                       $  494.2       $  426.4
Costs and Expenses:
        Cost of goods sold                                         433.6          364.3
        Selling, operating general and administrative               38.6           37.2
        Corporate general and administrative                         2.1            2.5
        Restructuring charges                                        2.1             --
        Interest expense                                            11.1            9.4
        Interest income                                              (.3)           (.5)
        Other expense, net                                           1.9            3.7
                                                                ----------     ----------
                                                                   489.1          416.6
                                                                ----------     ----------
Earnings from Continuing
  Operations Before Income Taxes                                     5.1            9.8
        Income taxes                                                (1.9)          (3.9)
        Minority share of income                                     (.7)           (.3)
        Equity income (losses) of affiliates                          .1            (.2)
                                                                ----------     ----------
Earnings from Continuing Operations                                  2.6            5.4
                                                                ----------     ----------
        Income (Loss) from discontinued operations, net of
          income taxes of $1.1 and $.1, respectively                 1.8            (.1)
        Income from disposal of discontinued operations,
          net of income taxes of $.2 and $.0, respectively            .7             --
                                                                ----------     ----------
Net Earnings                                                    $    5.1       $    5.3
                                                                ==========     ==========
Earnings Per Common Share
        Primary:
          Continuing operations                                 $     .12      $     .24
          Discontinued operations                                     .11            .00
                                                                -----------    ----------
             Total - Primary                                    $     .23      $     .24
                                                                ===========    ==========
        Fully Diluted:
          Continuing operations                                 $     .12      $     .24
          Discontinued operations                                     .11            .00
                                                                -----------    ----------
             Total -Fully Diluted                               $     .23      $     .24
                                                                ===========    ==========
Average Common Shares Outstanding (000's)
        Primary                                                    22,348         22,513
        Fully Diluted                                              25,371         25,934

Dividends Per Common Share                                      $     .19      $     .19
                                                                ===========    ==========
See notes to consolidated financial statements.


                                       Arvin Industries, Inc.
                         Consolidated Statement of Financial Condition
                        (Dollars in millions, except per share amounts)

                                                                       Unaudited
                                                                ------------------------
                                                                  As of          As of
                                                                  4/2/95         1/1/95
                                                                ---------      ---------
Assets
--------
Current Assets:
        Cash and cash equivalents                              $    13.5      $    11.1
        Receivables, net of allowances of $2.9 as of
         April 2, 1995 and $3.8 as of January 1, 1995              288.4          262.8
        Inventories                                                111.8          102.1
        Other current assets                                        94.8           76.3
                                                                ---------      ---------
          Total current assets                                     508.5          452.3
                                                                ---------      ---------
Non-Current Assets:
        Property, plant and equipment:
         Land, buildings, machinery & equipment                    875.2          857.6
          Less: Allowance for depreciation                         454.7          439.5
                                                                ---------      ---------
                                                                   420.5          418.1
        Goodwill, net of amortization of $27.8 as of
         April 2, 1995 and $26.6 as of January 1, 1995             149.4          150.4
        Investment in affiliates                                    94.2           91.9
        Net assets of discontinued operations                       30.8           68.3
        Other assets                                                51.9           50.5
                                                                ---------      ---------
          Total non-current assets                                 746.8          779.2
                                                                ---------      ---------
                                                               $ 1,255.3      $ 1,231.5
                                                                =========      =========
Liabilities and Shareholders' Equity
-------------------------------------------
Current Liabilities:
        Short-term debt                                        $    80.0      $    25.1
        Accounts payable                                           216.3          193.4
        Accrued expenses                                            97.7          100.0
        Income taxes payable                                         3.7            2.9
                                                                ----------     ---------
          Total current liabilities                                397.7          321.4
                                                                ----------     ---------
        Long-term employee benefits                                 51.7           50.2
        Other long-term liabilities                                 17.1           15.0
        Long-term debt                                             354.6          416.3
        Minority interest                                           33.6           32.3

Shareholders' Equity:
        Common shares ($2.50 par value)                             60.4           60.4
        Capital in excess of par value                             206.5          206.6
        Retained earnings                                          194.9          194.1
        Minimum pension liability adjustment                         (.6)           (.6)
        Cumulative translation adjustment                          (18.3)         (20.7)
        Common shares held in treasury (at cost)                   (42.3)         (43.5)
                                                                ---------       --------
          Total shareholders' equity                               400.6          396.3
                                                                ---------       --------
                                                               $ 1,255.3      $ 1,231.5
                                                                =========       ========
See notes to consolidated financial statements.



                                              Arvin Industries, Inc.
                                       Consolidated Statement of Cash Flows
                                              (Dollars in millions)
                                                                                            (Unaudited)
                                                                                        --------------------
                                                                                         Three Months Ended
                                                                                        --------------------
                                                                                        April 2,    April 3,
                                                                                          1995        1994
                                                                                        --------    --------
Operating Activities:
        Net earnings                                                                    $   5.1     $   5.3
        Adjustments to reconcile net earnings to net cash
         provided by operating activities:
                Depreciation                                                               19.0        17.7
                Amortization                                                                1.5         1.7
                Long-term employee benefits                                                (1.9)         --
                Deferred income taxes, long-term                                           (2.6)       (1.6)
                Minority interest                                                           1.6         0.3
                Other                                                                       1.1        (4.3)
                Changes in operating assets and liabilities:
                        Receivables                                                       (24.5)      (48.7)
                        Inventories and other current assets                              (26.4)       (1.7)
                        Accounts payable and other accrued expenses                        14.1        27.2
                        Income taxes payable and deferred taxes                             3.0         7.4
                                                                                        --------    --------
                              Net Cash Provided By/(Used For) Operating Activities        (10.0)        3.3
                                                                                        --------    --------
Investing Activities:
                Purchase of property, plant and equipment                                 (18.4)      (20.8)
                Proceeds from sale of property, plant and equipment                         0.8         0.1
                Cash proceeds from sale of businesses                                      36.2          --
                                                                                        --------    --------
                              Net Cash Provided By/(Used For) Investing Activities         18.6       (20.7)
                                                                                        --------    --------
Financing Activities:
                Change in short-term debt, net                                              3.1        12.8
                Proceeds from long-term borrowings                                           --        75.0
                Principal payments on long-term debt                                       (8.9)      (75.0)
                Dividends paid                                                             (4.2)       (4.2)
                Other                                                                        --         0.3
                                                                                        --------    --------
                              Net Cash Provided By/(Used For) Financing Activities        (10.0)        8.9
                                                                                        --------    --------
Cash and Cash Equivalents:
                Effect of exchange rate changes on cash                                    (0.9)       (0.6)
                                                                                        --------    --------
                Net decrease                                                               (2.3)       (9.1)
                Beginning of the period                                                    22.4        39.1
                                                                                        --------    --------
                              End of the Period                                         $  20.1     $  30.0
                                                                                        ========    ========


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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods reported have been included. Other than the adjustment described in
Note 10, all such adjustments are of normal recurring nature.

The results of operations for the three months ended April 2, 1995 are not necessarily indicative of the results to be expected for the full year ending December 31, 1995.

Note 2. Results of operations in the first quarter of 1995 include $2.0 million restructuring charges for early retirement program costs and $.1 million of other restructuring costs. These costs were anticipated and disclosed as a part of the 1994 restructuring, but they were not permissible for 1994 accrual under current accounting guidelines. Cash flows for the quarter include $.3 million for restructuring costs which were accrued in 1994 and $.1 million of other restructuring costs accrued and paid during the quarter. The remaining workforce reductions and consolidation of manufacturing facilities and product lines announced as a part of the 1994 restructuring will be substantially complete by December 31, 1995. Seventy-three employees terminated under early retirement during the first quarter of 1995.
The total number of employees to be separated under the 1994 restructuring plan was estimated to be 276 at May 15, 1995.

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

The results of operations of SIII have been previously reported by the Company as the Technology segment. In the current quarter, the results of SIII for the current and prior year periods have been reclassified to "Income (loss) from discontinued operations." Similarly, the current and prior year statement of financial condition has been restated to present SIII's assets and liabilities as "Net assets of discontinued operations." SIII's revenues for the first three months of 1995 and 1994 were $34.2 million and $52.9 million, respectively.

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

Note 9.  Changes in Shareholders' Equity
         (Dollars in millions)
                                   For the Three Months Ended
                                          4/2/95    4/3/94
                                        --------    -------
Beginning balance                       $  396.3  $  420.6
Exercise of stock options                      0       1.0
Cash dividends                              (4.2)     (4.2)
Net earnings                                 5.1       5.3
Translation adjustments
  during the period                          2.4       (.8)
Shares contributed to
  employee benefit plan                      1.0        .7
                                        --------    -------
      Total shareholders' equity        $  400.6  $  422.6
                                        ========    =======


Note 10. During the first quarter of 1995, a one time special credit of $3.9 million was recorded in the Technology segment to reduce prior years' accruals of employee benefits. This item is included in "Income (Loss) from Discontinued Operations."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review

(Dollar amounts in tables in millions)

Overview

Arvin recorded sales of $494.2 million for the first quarter of 1995, which represents a 16 percent increase over the first quarter of 1994 sales of $426.4 million. The increase in sales was primarily attributable to strong North American vehicle production and the easing of recessionary pressures in the European automotive markets.

Earnings from continuing operations decreased from $5.4 million in the first quarter of 1994 to $2.6 million in the first quarter of 1995. Earnings from continuing operations includes 1995 restructuring charges of $2.1 million.

Except for the exchange losses of approximately $.9 million related to the devaluation of the Mexican peso, currency fluctuations had a minor positive impact on the comparative balances of both sales and operating income.

Results of Operations

Net Sales by Segment            First Quarter    First Quarter
                                    1995             1994
                                -------------    -------------
Automotive Original Equipment     $345.4  70%      $284.1  67%
Automotive Replacement             148.8  30        142.3  33
                                -------------    -------------
   Total                          $494.2 100%      $426.4 100%
                                 ============    =============

Operating Income by Segment(1)  First Quarter    First Quarter
                                    1995             1994
                                -------------    -------------
Automotive Original Equipment     $ 18.2  91%      $ 15.3   67%
Automotive Replacement               1.8   9          7.7   33
                                -------------    -------------
   Total                          $ 20.0 100%      $ 23.0 100%
                                 ============    =============
(1) Reflects income from continuing operations prior to Corporate allocated expenses.

Automotive Original Equipment ("OE"): First quarter 1995 OE sales were 22 percent higher than the first quarter 1994. The increase was primarily a result of an increase in the North American automotive build rate, continued strengthening of the European market, significant new business, and improved revenues and margins from coil coating operations. Offsetting these positive movements in sales were pricing pressures in both the U.S. and Europe, continued start up costs on new strut production and the deteriorating economic conditions surrounding the Company's Mexican operations.

Operating income in this segment increased 19 percent during the first quarter of 1995 when compared to the first quarter of 1994. The increase can be attributed to the higher sales revenues and productivity improvements. These gains were somewhat offset by price concessions, inflation and early retirement expenses.

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

Interest Expense increased 18 percent or $1.7 million in the first quarter of 1995. The increase was a result of higher average borrowing rates on higher average outstanding debt.

Other Expenses, net decreased $1.8 million in the first quarter of 1995. The decrease was primarily a result of a gain on the sale of a property held for sale.

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

Minority Share of Income increased $.4 million for the first quarter when compared to the first quarter of 1994. The increase is primarily a result of improved profitability of the Company's European subsidiaries.

Income from Discontinued Operations of $1.8 million represents the first quarter income of the Company's Space Industries International unit which was sold September 29, 1995. Results from discontinued operations include a one-time special credit of $3.9 million ($2.4 million net of tax) to reduce prior years' accruals of employee benefits in the Technology segment.

Income from Disposal of Discontinued Operations of $.7 million represents the estimated gain on the sale of Schrader. No income prior to the first quarter 1994 measurement date was recorded as "Income from discontinued operations." In February 1995, the Company entered into a contract for the sale of Schrader. The transaction was completed on February 16, 1995.

Financial Condition

Liquidity: During the first quarter of 1995, working capital decreased $20.1 million. The primary reason for the decrease is from the reclassification, to current portion of long term debt, of the Company's 9.97 percent notes maturing in the first quarter of 1996. The current ratio decreased from 1.4 at the end of 1994 to 1.3 at the end of the first quarter of 1995.

Cash and Cash Equivalents increased $2.4 million from the end of 1994 to the end of the first quarter of 1995. The primary reason for the increase was an increase in sales during the period.

Accounts Receivable and Accounts Payable both increased substantially (10 percent and 12 percent) primarily as a result of a 33 percent increase in March sales over December sales.

Other Current Assets increased $18.5 million. The primary reason for the increase is increased customer tooling and a receivable for property sold.

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


Part II

Item 6. Exhibits and Reports on Form 8-K
a.  Exhibits

3 Amended and Restated By-Laws including     filed on May 15, 1995 on
   Amendment to 6.1 of the By-Laws approved  Form 10-Q for the first
   by the Board of Directors on              quarter ended April 2,
   February 9, 1995                          1995  (The By-Laws were
                                             subsequently amended.
                                             See Exhibit 3(ii) of
                                             Form 8-K filed
                                             November 28, 1995.)

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





                                        Arvin Industries, Inc.




                               by:     /s/  Richard A. Smith
                                       _______________________

                                        Richard A. Smith
                                        Vice President-Finance & Chief
                                          Financial Officer




                               by:     /s/  William M. Lowe, Jr.
                                       ____________________________

                                        William M. Lowe, Jr.
                                        Controller & Chief Accounting Officer



Date:  December 4, 1995