Form 10-Q/A
period 1995-07-02
ARVIN INDUSTRIES INC
filed 1995-12-04
CIK 7636

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

                    AMENDMENT NO. 1


This amendment to Arvin Industries, Inc.'s (the Company's) Form 10-Q for the six months ended July 2, 1995 changes the presentation of its unaudited financial statements and Management's Discussion and Analysis to reflect, as an unconsolidated subsidiary, a 50 percent owned subsidiary which had been previously consolidated by the Company for the period beginning January 2, 1995. This amendment also reflects the Company's Technology segment, which was sold during the third quarter of 1995, as a discontinued operation, reclassifies certain income statement accounts on a basis consistent with third quarter presentation and reflects other modifications to the Management's Discussion and Analysis. This filing amends Part I, Items 1 and 2 and exhibits in Part II, Item 6.

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


Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations


Part II.  Other Information


Item 6.    Exhibits and Reports on Form 8K









Part I
Item 1.  Financial Statements
                                                Arvin Industries, Inc.
                                         Consolidated Statement of Operations
                                   (Dollars in millions, except per share amounts)

                                                                               Unaudited              Unaudited
                                                                          --------------------     ------------------
                                                                           Three Months Ended      Six Months Ended
                                                                          --------------------     ------------------
                                                                           July 2,    July 3,       July 2,   July 3,
                                                                            1995       1994          1995      1994
                                                                          --------   --------      --------  --------
Net Sales                                                                $  509.7   $  488.7      $1,003.9   $ 915.1
Costs and Expenses:
        Cost of goods sold                                                  439.5      410.9         873.2     775.2
        Selling, operating general and administrative                        38.1       38.6          76.7      75.7
        Corporate general and administrative                                  3.1        3.5           5.2       6.0
        Restructuring charges                                                 1.5         --           3.6        --
        Special charges                                                       6.9         --           6.9        --
        Interest expense                                                     11.0       10.9          22.1      20.3
        Interest income                                                       (.2)       (.4)          (.5)      (.8)
        Other expense, net                                                    2.0        1.1           3.9       4.8
                                                                          --------   --------      --------  --------
                                                                            501.9      464.6         991.1     881.2
                                                                          --------   --------      --------  --------
Earnings from Continuing
 Operations Before Income Taxes                                               7.8       24.1          12.8      33.9
        Income taxes                                                         (2.9)      (9.8)         (4.8)    (13.7)
        Minority share of income                                              (.7)       (.6)         (1.4)      (.9)
        Equity income of affiliates                                           1.0         .7           1.1        .5
                                                                          --------   --------      --------  --------
Earnings from Continuing Operations                                           5.2       14.4           7.7      19.8
                                                                          --------   --------      --------  --------
        Income (Loss) from discontinued operations, net of
          income tax (benefit) of $.1, ($.2), $1.2 and $.0, respectively       .4        (.4)          2.2       (.5)
        Income from disposal of discontinued operations,
          net of income taxes of $.0, $.0, $.2 and $.0, respectively           --         --            .7        --
                                                                          --------   --------      --------   -------
Net Earnings                                                             $    5.6   $   14.0      $   10.6  $   19.3
                                                                          ========   ========      ========   =======

Earnings (Loss) Per Common Share
        Primary:
          Continuing Operations                                          $    0.23  $    0.65     $   0.35  $    0.88
          Discontinued Operations                                             0.02      (0.02)         .13      (0.02)
                                                                          --------   --------      --------  ---------
             Total - primary                                             $    0.25  $    0.63     $   0.48  $    0.86
                                                                          ========   ========      ========  =========
        Fully Diluted:
          Continuing Operations                                          $    0.23  $    0.61     $   0.35  $    0.86
          Discontinued Operations                                             0.02      (0.02)        0.13      (0.02)
                                                                          --------   --------      --------  ---------
             Total - fully diluted                                       $    0.25  $    0.59     $   0.48  $    0.84
                                                                          ========   ========      ========  =========
Average Common Shares Outstanding (000's)
        Primary                                                             22,387     22,355       22,368     22,434
        Fully Diluted                                                       25,265     25,776       25,318     25,855

Dividends Declared per Common Share                                      $    0.38  $    0.38     $   0.57  $    0.57
See notes to consolidated financial statements.




                                      Arvin Industries, Inc.
                          Consolidated Statement of Financial Condition
                         (Dollars in millions, except per share amounts)

                                                                     Unaudited
                                                              -----------------------
                                                                As of         As of
                                                                7/2/95        1/1/95
                                                              ---------     ---------

Assets
------
Current Assets:
        Cash and cash equivalents                            $    20.7     $    11.1
        Receivables, net of allowances of $3.0 as of
          July 2, 1995 and $3.8 as of January 1, 1995            291.9         262.8
        Inventories                                              106.4         102.1
        Other current assets                                      94.3          76.3
                                                              ---------     ---------
          Total current assets                                   513.3         452.3
                                                              ---------     ---------
Non-Current Assets:
        Property, plant and equipment:
         Land, buildings, machinery & equipment                  897.3         857.6
          Less: Allowance for depreciation                       470.2         439.5
                                                              ---------     ---------
                                                                 427.1         418.1
        Goodwill, net of amortization of $29.0 as of
         July 2, 1995 and $26.6 as of January 1, 1995            148.3         150.4
        Investment in affiliates                                  92.8          91.9
        Net assets of discontinued operations                     30.8          68.3
        Other assets                                              50.1          50.5
                                                              ---------     ---------
           Total non-current assets                              749.1         779.2
                                                              ---------     ---------
                                                             $ 1,262.4     $ 1,231.5
Liabilities and Shareholders' Equity                          =========     =========
------------------------------------
Current Liabilities:
        Short-term debt                                      $    94.4     $    25.1
        Accounts payable                                         213.6         193.4
        Accrued expenses                                         103.0         100.0
        Income taxes payable                                       3.3           2.9
                                                              ---------     ---------
          Total current liabilities                              414.3         321.4
                                                              ---------     ---------
        Long-term employee benefits                               52.4          50.2
        Deferred income taxes and other liabilities               17.8          15.0
        Long-term debt                                           348.3         416.3
        Minority interest                                         33.1          32.3

Shareholders' Equity:
        Common shares ($2.50 par value)                           60.5          60.4
        Capital in excess of par value                           207.1         206.6
        Retained earnings                                        192.0         194.1
        Minimum pension liability adjustment                       (.6)          (.6)
        Cumulative translation adjustment                        (19.9)        (20.7)
        Common shares held in treasury (at cost)                 (42.6)        (43.5)
                                                              ---------     ---------
          Total shareholders' equity                             396.5         396.3
                                                              ---------     ---------
                                                             $ 1,262.4     $ 1,231.5
                                                              =========     =========
See notes to consolidated financial statements.



                                          Arvin Industries, Inc.
                                  Consolidated Statement of Cash Flows
                                          (Dollars in millions)

                                                                                            (Unaudited)
                                                                                     -------------------------
                                                                                         Six Months Ended
                                                                                     -------------------------
                                                                                      July 2,        July 3,
                                                                                       1995           1994
                                                                                     -------------------------
Operating Activities:
        Net earnings                                                                $   10.6       $   19.3
        Adjustments to reconcile net earnings to net cash
         provided by operating activities:
                Depreciation                                                            36.0           35.9
                Amortization                                                             3.1            3.4
                Long-term employee benefits                                             (1.4)           2.4
                Deferred income taxes, long-term                                         0.7           (1.5)
                Minority interest                                                        2.4            0.8
                Other                                                                   (6.1)          (3.8)
                Changes in operating assets and liabilities:
                        Receivables                                                    (17.5)         (83.1)
                        Inventories and other current assets                           (18.1)         (11.7)
                        Accounts payable and other accrued expenses                      8.7           55.5
                        Income taxes payable and deferred taxes                          1.0            9.4
                                                                                     --------       --------
                              Net Cash Provided by Operating Activities                 19.4           26.6
                                                                                     --------       --------
Investing Activities:
                Purchase of property, plant and equipment                              (40.3)         (39.3)
                Proceeds from sale of property, plant and equipment                      0.8            0.3
                Acquisition, net of cash                                                  --           (7.5)
                Cash proceeds from sale of businesses                                   36.2             --
                Other                                                                    1.6           12.6
                                                                                     --------       --------
                              Net Cash Used For Investing Activities                    (1.7)         (33.9)
                                                                                     --------       --------
Financing Activities:
                Change in short-term debt, net                                          17.0           14.2
                Proceeds from long-term borrowings                                       0.2           75.0
                Principal payments on long-term debt                                   (16.1)         (83.2)
                Dividends paid                                                          (8.5)          (8.3)
                Other                                                                    0.6            1.4
                                                                                     --------       --------
                              Net Cash Used For Financing Activities                    (6.8)          (0.9)
                                                                                     --------       --------
Cash and Cash Equivalents:
                Effect of exchange rate changes on cash                                  0.5            0.2
                                                                                     --------       --------
                Net increase/(decrease)                                                 11.4           (8.0)
                Beginning of the period                                                 22.4           39.1
                                                                                     --------       --------
                              End of the Period                                     $   33.8       $   31.1
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods reported have been included. Other than the adjustments described in Note 7 and Note 10, all such adjustments are of a normal and recurring nature.

The results of operations for the six months ended July 2, 1995 are not necessarily indicative of the results to be expected for the full year ending December 31, 1995.

Note 2. General restructuring reserves were reduced by $5.6 million during the first six months of 1995 ($1.8 million for cash expenditures made by continuing operations, $2.8 million for transfers to pension and retiree medical liabilities for early retirees and $1.0 million for cash expenditures made by discontinued operations). $3.6 million of restructuring costs was expensed during the first six months of 1995 ($.8 million for cash expenditures made by continuing operations and $2.8 million for transfers to pension and retiree medical liabilities for early retirees). The remaining workforce reductions and consolidation of manufacturing facilities and product lines announced as a part of the 1994 restructuring will be substantially complete by December 31, 1995. A total of 279 employees were separated from employment through the end of the second quarter as a part of the 1994 restructuring plan. The total number of employees to be separated under the 1994 restructuring plan was estimated to be 352 at August 16, 1995.

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

The results of operations of SIII have been previously reported by the Company as the Technology segment. In the current quarter, the results of SIII for the current and prior year periods have been reclassified to "Income (loss) from discontinued operations." Similarly, the current and prior year statement of financial condition has been restated to present SIII's assets and liabilities as "Net assets of discontinued operations." SIII's revenues for the first six months of 1995 and 1994 were $65.7 million and $103.6 million, respectively.

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

Note 7. During the second quarter of 1995, a judgment for $8.0 million was entered for breach of contract against Maremont Corporation, an Arvin subsidiary, in favor of Chamberlain Manufacturing Corporation. The previously disclosed case grew out of the May 1987 sale of a Maremont unit, Saco Defense, Inc., to Chamberlain and relates to certain worker compensation cases which were pending at the time of the sale. Chamberlain has petitioned the court for pre-judgment interest and for attorney fees, costs and expenses. These petitions are being contested and have not been ruled upon. As a result of the judgment and potential additional costs related to that judgment, Arvin recorded a special charge of $6.9 million in the second quarter to add to previously established litigation reserves. The Company has filed a motion to set aside the judgment and, if necessary, intends to appeal the judgment.

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

Note 9.  Changes in Shareholders' Equity
(Dollars in millions)
                                For the Six Months Ended
                                    7/2/95      7/3/94
                                  --------     --------
Beginning balance                   $396.3      $420.6
Exercise of stock options               .7         1.3
Purchase of treasury stock             (.2)          0
Cash dividends declared              (12.7)       (8.3)
Net earnings                          10.6        19.3
Translation adjustments
  during the period                     .8         4.6
Shares contributed to
  employee benefit plan                1.0         1.0
                                  --------     --------
  Total shareholders' equity        $396.5      $438.5
                                  ========     ========

Note 10. During the first quarter of 1995, a one time special credit of $3.9 million was recorded in the Technology segment to reduce prior years' accruals of employee benefits. This item is included in "Income (Loss) from Discontinued Operations."



Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Review

(Dollar amounts in tables in millions)

Overview
Arvin's sales for the six months ended July 2, 1995 increased 10 percent, to $1,003.9 million from $915.1 million for the six months ended July 3, 1994. Arvin recorded sales of $509.7 million for the second quarter 1995, which represents a 4 percent increase over the second quarter 1994 sales of $488.7 million.

Earnings from continuing operations decreased to $7.7 million for the six months ended July 2, 1995 from $19.8 million for the six months ended July 3, 1994. Earnings from continuing operations decreased to $5.2 million in the second quarter 1995 from $14.4 million in the second quarter 1994. Earnings from continuing operations include a non-recurring charge of $6.9 million ($4.2 million net of tax) in the second quarter related to an eight million dollar judgment against an Arvin subsidiary for breach of contract in connection with a 1987 divestiture.

Currency fluctuations had a positive impact on the comparative balances of sales and operating profit for both the quarter and year to date periods. After eliminating the effects of the weaker dollar, sales increased 2 percent for the quarter and 7 percent for the six month period. Operating income fell 33 percent and 28 percent for the quarter and six months, respectively, on a constant exchange rate basis.

Results of Operations
                       1995    1994      1995       1994
Net Sales             Second  Second    First Six  First Six
  by Segment         Quarter  Quarter    Months     Months
                     -------  -------   ---------  ---------
Automotive
 Original Equipment   $338.1   $310.8    $  683.5   $  594.9
Automotive
 Replacement           171.6    177.9       320.4      320.2
                     -------  -------   ---------  ---------
   Total              $509.7   $488.7    $1,003.9     $915.1
                     =======  =======   =========  =========

                       1995    1994      1995       1994
Operating Income      Second  Second    First Six  First Six
by Segment (1)       Quarter Quarter     Months     Months
                     -------  -------   ---------  ---------
Automotive
 Original Equipment    $16.3    $19.7       $34.5      $35.0
Automotive
 Replacement            13.6     21.2        15.4       28.9
                     -------  -------   ---------  ---------
   Total               $29.9    $40.9       $49.9      $63.9
                     =======  =======   =========  =========

(1) Reflects income from continuing operations prior to Corporate allocated expenses.

Automotive Original Equipment ("OE"): Sales in the OE segment of $683.5 million for the six months ended July 2, 1995 were 15 percent higher than OE sales for the same period in 1994. Second quarter 1995 OE sales of $338.1 million were 9 percent higher than sales of $310.8 million in the second quarter 1994. The increase in sales was primarily attributable to significant new business in North American exhaust products and new business in Europe for both exhaust and ride control products. Offsetting these positive movements in sales were a four percent decrease in North American vehicle production during the second quarter when compared with second quarter 1994, pricing pressures in the U.S. and Europe, and the sluggish economic conditions surrounding the Company's Mexican operations.

Operating profit in the OE segment decreased slightly during the first six months of 1995, when compared to the first six months of 1994. Operating profit decreased $3.4 million or 17 percent during the second quarter of 1995, when compared to the second quarter of 1994. Gains in revenues and production were somewhat offset by continued recognition of start up costs on new strut production, inflationary pressures, price concessions, and early retirement expenses. The second quarter decrease is primarily a result of lower margins due to customer reductions in build schedules, continued recognition of start up costs on new strut production, and increased material costs. The amount of the second quarter 1995 decrease was affected by the absence of operating costs incurred in the second quarter 1994 as a result of the labor dispute at one of the Company's major North American steel suppliers.

Automotive Replacement ("Replacement"):  Sales in the
Replacement segment of $320.4 million for the six months ended July 2, 1995 reflected virtually no change over Replacement sales for the same period in 1994. Second quarter 1995 Replacement sales of $171.6 million were 4 percent lower than sales of $177.9 million in the second quarter 1994. The second quarter decrease was a result of depressed exhaust sales in the U.S. and in Europe, offset somewhat by a second quarter improvement in ride control sales in both the U.S. and Europe.

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

Interest expense increased by nine percent or $1.8 million for the first six months of 1995 versus the comparable period of 1994. The increase was a result of higher average borrowing rates on slightly lower average outstanding debt. For the quarter, interest expense increased one percent or $.1 million on higher average borrowing rates and lower outstanding debt.

Other Expenses, net decreased $.9 million in the first six months of 1995 and increased $.9 million in the quarter. The second quarter increase was offset by a first quarter gain on the sale of a property held for sale.

Restructuring Charges related to the 1994 restructuring plan of $3.6 million are included in results of operations in the first six months of 1995. Of that amount, $1.5 million is included in the second quarter of 1995. These charges represent $2.8 million of costs for work force reductions for the first six months including $.8 million charged in the second quarter. There were $.8 million of other costs of consolidation included in the first six months of 1995. Of that amount, $.7 million is included in the second quarter. The workforce reductions and consolidation of manufacturing facilities and product lines will be substantially complete by December 31, 1995 and are an effort to concentrate resources allowing the Company to achieve its long-term strategic growth objectives. The Company expects total 1995 restructuring expenses for workforce reduction and relocation to approximate $4.0 million for its continuing operations. Restructuring costs for 1995 facility consolidations for continuing operations are expected to approximate $2.1 million.

Special Charges of $6.9 million represents a second quarter charge as a result of the judgment against an Arvin subsidiary for breach of contract in connection with a 1987 divestiture.

Minority Share of Income increased $.5 million for the first six months of 1995 and $.1 million for the second quarter. The increases are primarily a result of improved profitability of the Company's European replacement exhaust subsidiary.

Income from Discontinued Operations of $2.2 million represents six months income from the Company's Space Industries International unit which was sold September 29, 1995. Results from discontinued operations include a one-time special credit of $3.9 million ($2.4 million net of tax) to reduce prior years' accruals of employee benefits in the Technology segment.

Income from Disposal of Discontinued Operations of $.7 million represents the estimated gain on the sale of Schrader. No income from the operations of Schrader prior to first quarter 1994 measurement date was recorded as "Income from discontinued operations." In February 1995, the Company entered into a contract for the sale of Schrader. The transaction was completed on February 16, 1995.

Financial Condition

Liquidity During the first six months of 1995, working capital decreased $31.9 million or 24 percent. The primary reason for the decrease is the reclassification of $50.0 million of the Company's 9.97 percent notes maturing in the first quarter of 1996 to current portion of long term debt. The Company has plans to replace the $50 million of 9.97 percent debt due in 1996 with a comparable amount of new debt. Other changes that affected the working capital include increased accounts receivable and accounts payable balances, and an increase in cash and cash equivalents (see Consolidated Statement of Cash Flows). The current ratio decreased from 1.4 at the end of 1994 to 1.2 at July 2, 1995.

Accounts Receivable and Accounts Payable both increased substantially (11 percent and 10 percent) primarily as a result of sales increases over the comparable quarter end levels. Days sales outstanding at the end of the second quarter was 52.9 days compared to 50.5 days at the end of 1994.

Other Current Assets increased $18.0 million primarily as a result of increased customer tooling.

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