Form 10-K
period 1995-12-31
ARVIN INDUSTRIES INC
filed 1996-03-25
CIK 7636

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K
Mark one
[ X ]      Annual Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the Fiscal year ended December 31, 1995 or

[   ]     Transition Report Pursuant to Section 13 or 15(d) of
           the Securities Exchange Act of 1934

                      Commission File Number 1-302
                                             -----

                         ARVIN INDUSTRIES, INC.
                         ----------------------
         (Exact name of registrant as specified in its charter)

                Indiana                           35-0550190
                -------                           ----------
    (State or other jurisdiction of            (I.R.S. Employer
    incorporation  or organization)          Identification No.)


      One Noblitt Plaza, Box 3000
              Columbus, IN                        47202-3000
----------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)

                              812-379-3000
                              ------------
           (Registrant's telephone number including area code)

       Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
          Title of each class                  on which registered
          -------------------                  -------------------
Common Shares par value $2.50 (voting),      New York Stock Exchange
      together with Preferred Share           Chicago Stock Exchange
            Purchase Rights

  7.5 percent Convertible Subordinated       New York Stock Exchange
          Debentures due 2014

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $438,049,117 as of February 23, 1996. For purposes of the foregoing calculation only, included as affiliate-owned shares are those owned by the Registrant's directors and officers. Such inclusion (is not intended and) should not be construed as an admission that such persons are affiliates of the Registrant for any other purpose.

As of March 3, 1996, the Registrant had outstanding 22,257,736 Common Shares (excluding treasury shares), $2.50 par value.

                   Documents Incorporated by Reference
                   -----------------------------------

Portions of the registrant's definitive Proxy Statement, for the Annual Meeting of Shareholders to be held April 18, 1996 and filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Form 10-K.

                         ARVIN INDUSTRIES, INC.

                   Index to Annual Report on Form 10-K
                   Fiscal Year Ended December 31, 1995




                                                             Page No.
                                 Part I
                                 ------


Item 1   Business                                                3
Item 2   Properties                                              6
Item 3   Legal Proceedings                                       7
         Executive Officers                                      8
Item 4   Submission of Matters to a Vote of Security Holders     8


                                 Part II
                                 -------


Item 5   Market for Registrant's Common Equity and Related
         Shareholder Matters                                     9
Item 6   Selected Financial Data                                 9
Item 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    10
Item 8   Financial Statements and Supplementary Data            18
Item 9   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                    43


                                Part III
                                --------


Item 10  Directors and Executive Officers of the Registrant     44
Item 11  Executive Compensation                                 44
Item 12  Security Ownership of Certain Beneficial Owners and
         Management                                             44
Item 13  Certain Relationships and Related Transactions         44


                                 Part IV
                                 -------


Item 14  Exhibits, Financial Statement Schedules and Reports    44
         on Form 8K


                                  Other
                                  -----

        Signatures                                              48

                                 Part I


Item 1. Business
        --------

Arvin Industries, Inc. (which together with its consolidated subsidiaries is referred to herein as "Arvin" or "the Company") is an international manufacturing company supplying automotive parts, primarily exhaust and ride control products, to both Original Equipment Manufacturers and Replacement markets through operating entities in North America, Europe and numerous other parts of the world. The Company also provides coil coating for steel, serving the North American market.

Since its founding in 1919, Arvin has grown through internal development, acquisition and joint ventures. The Company's strategic focus is to strengthen its automotive parts businesses by achieving a mix of sales to original equipment manufacturers and replacement parts suppliers on a global basis.

In conjunction with the Company's strategy to become a focused automotive parts supplier, the Company sold its Schrader Automotive unit on February 16, 1995. Schrader manufactured tire valves and other related products.

In addition, on September 29, 1995, the Company completed the sale of its 70 percent ownership interest in Space Industries International, Inc. ("SIII") to a new company formed by the senior management of SIII. The results of operations of SIII were previously reported by the Company as the Technology segment.

Additional information on the above events is contained in Note 2 to the Consolidated Financial Statements, Item 8 herein.


Operations

A. Business Segments

The Company's products are classified based upon the two primary market segments served: Automotive Original Equipment and Automotive
Replacement. Both of these market segments manufacture exhaust and ride control products, as well as provide other products and services.

Manufacturing facilities for the Automotive Original Equipment and Automotive Replacement segments are located in the United States, Canada, Mexico, France, South Africa, the Netherlands, Spain, Italy and the United Kingdom, and incorporate highly mechanized production lines for stamping, welding, assembling, testing, laminating, and coil coating.

Principal raw materials for manufacturing are stainless, aluminized, galvanized, cold-rolled and vinyl-clad steel; aluminum sheets; and paint, rubber, oil and zinc, all of which are available from a number of primary suppliers.

See Note 16 to the Consolidated Financial Statements, Item 8 herein, for financial detail by business segment.


Automotive Original Equipment:

Principal products of the Automotive Original Equipment (OE) segment are exhaust systems (mufflers, exhaust and tail pipes, catalytic converters and tubular manifolds), ride control products (shock absorbers and MacPherson struts), gas-charged lift supports, vacuum actuators, metal tubular parts, and coated coil steel. The majority of the Company's products sold in this segment are handled by Arvin sales staff located throughout North America and Europe.

Arvin is a leading producer of original equipment exhaust systems. Customers of the Company's U.S. operating unit include Ford, General Motors, Chrysler and Mazda; and customers of the Company's European operating units include Ford, Volvo, Volkswagen, the Rover Group and Fiat. Additionally, the Company's joint venture with Sango Co., Ltd. of Japan supplies exhaust systems for Toyota and Nummi Motors (GM/Toyota) vehicles manufactured in the United States and Canada. The Company is also a major supplier of catalytic converters to Chrysler, the Rover Group, Renault, Volkswagen, and Volvo.

The Company supplies original equipment ride control products to Ford, Chrysler, Nissan, Honda and Polaris through its U.S. operating unit. The Company's APA subsidiary also supplies ride control products to European automotive original equipment market customers, which include Ford, Renault, Fiat and Seat. The Company's Way Assauto and Autocomponents Suspension joint ventures supply shock absorbers to Fiat vehicles manufactured in Italy.

Arvin's AVM subsidiary is a leading worldwide supplier of gas-charged lift supports to Chrysler and General Motors, and vacuum actuators to Ford, Chrysler and other OE manufacturers. Additional original equipment applications include air bag components, stampings, diesel engine oil pans and other fabricated metal parts for manufacturers of both automobiles and heavy-duty trucks, assembled metal components and a tool surface modification service.

Arvin's Roll Coater subsidiary is a leading independent coater of coil steel which is coated with a zinc-rich primer to inhibit rust and is used in fabricating automobile and truck body parts. In addition, Roll Coater supplies pre-coated coils of steel and aluminum to manufacturers of pre-engineered buildings, metal roofing, office furniture, garage doors, metal shelving and housings for refrigerators, washers and dryers. Roll Coater also provides coil slitting and has a metal embossing line which enables it to offer embossed designs on prepainted finishes such as metal garage and refrigerator doors. Results of the Company's Roll Coater subsidiary are included in the OE segment due to their relative size.



Automotive Replacement:

Principal products of the Automotive Replacement (Replacement) segment include replacement mufflers, exhaust and tail pipes, catalytic converters, shock absorbers, MacPherson struts and gas-charged lift supports. All products in this segment are sold by a combination of the Company's own sales force and manufacturers' representatives.

Through Maremont Exhaust, Timax Exhaust Systems, Arvin Exhaust,
Etablissements Rosi and Ansa Marmitte, the Company is a leading worldwide manufacturer and supplier of replacement exhaust systems.

Through Gabriel Ride Control, the Company is a leading North American manufacturer and supplier of replacement ride control products. Products are marketed under both customers' private labels as well as under the Company's own brand names, which include: "Maremont", "Arvin", "Supreme", "TIMAX" and "Truckmaster" for mufflers, "Gabriel" for shock absorbers and "Strong Arm" for gas-charged lift supports.

Maremont Exhaust, AVM and Gabriel Ride Control distribute their products through mass merchandisers (e.g., Sears, Wal-Mart), auto parts retailers (e.g., Autozone, Pep Boys), muffler shops (e.g., Meineke), tire dealers (e.g., Firestone, Les Schwab Tire), and wholesale distributors (e.g., CARQUEST, Auto Value). In Europe, significant customers for Timax Exhaust, Etablissements Rosi and Ansa Marmitte include Autodistribution, Kwik-Fit, Midas and Partco. Arvin Exhaust distributes replacement products through original equipment customers in North America and Europe with installation through dealership services.


B. Number of Employees

At year end, the Company had 12,071 employees.


C. Competition and Customer Relationships

Each of the Company's business segments operates in a highly competitive market. Customer loyalty, developed through long-standing relationships, is a primary element of competition as well as competitive product pricing and customized services provided. The Company's long-standing relationships with its principal customers has been dependent upon the Company's ability to meet such customers' quantity and quality requirements in a timely manner.

The loss of a principal customer or a significant decline in the requirements for the Company's products (resulting, for example, from a prolonged strike against the customer) could have a materially adverse effect on the operating results or financial condition of the Company. In 1995, the Company had sales to two customers that exceeded 10% of its consolidated net sales (Ford Motor Company - 19.3 percent and General Motors Corporation - 12.4 percent).

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

The Company also competes with vehicle manufacturers and independent suppliers in the Replacement segment. The Company believes that it is one of four primary suppliers in the North American automotive replacement exhaust systems market and one of three major suppliers in the European Union. The Company is one of two major suppliers in the North American automotive replacement ride control products market and is one of several suppliers in the European Union. The Company is the leader in the U.S. replacement market for gas-charged lift supports.


D. Regulations

United States air pollutant emissions as well as acoustical emissions are controlled by government regulations that, coupled with mandated fuel economy improvements, continue to affect Arvin. Over the near term, the Company does not anticipate any regulatory changes that will materially impact the use of catalytic converters in the United States.

European air pollutant emissions regulations continue to become more stringent and are applicable throughout the European Union. Current legislation requires catalytic converters to be fitted to all newly produced gasoline fueled passenger cars. Further reductions in the permissible levels of emissions have been introduced in 1996 in the "Stage 2" standards. Additional tightening of the standards are planned for "Stage 3" in the year 2000. The Company believes that the introduction of more stringent standards should have a positive impact on the results of operations for the Company.

Arvin believes either that its facilities comply with applicable environmental control regulations or that remedial action is being taken to bring such facilities into compliance. While Arvin does not believe that continuing compliance will have a material effect on its competitive or financial condition, some additional capital expenditures and other expenses will be required to maintain compliance with such regulations.

E. Patents

The Company owns a considerable number of patents and patent applications which are, in its judgment, adequate for, but not essential to, the conduct of its businesses.

F. Research and Development

Expenses for the development of new products and processes, including significant improvements and refinements to existing products were $24.7, $22.8, and $17.6 million for 1995, 1994, and 1993, respectively.

Item 2. Properties
        ----------

The Company has manufacturing facilities, distribution outlets, sales offices and research centers located throughout the world. The Company believes that all of its plants have been adequately maintained and are suitable for its current needs through productive utilization of the facilities.

Automotive Original Equipment:

The Company has approximately 4.9 million square feet to conduct its business activities related to the OE segment. The Company's original equipment facilities are nearly fully utilized.

Principal manufacturing facilities in the United States are located in Indiana, Missouri, Alabama and Tennessee. Additional manufacturing activities are conducted in South Carolina. The facilities in Indiana, Missouri, South Carolina and Tennessee are owned, while the other manufacturing facilities are leased. Principal sales offices for this segment are leased in Rochester Hills and Farmington Hills, Michigan.

Principal manufacturing facilities outside of the United States are located in the United Kingdom, Spain, the Netherlands and Canada.
Additional manufacturing activities are conducted in South Africa, Italy, France and Mexico.

Automotive Replacement:

The Company has approximately 3.2 million square feet of space to conduct its Automotive Replacement business. The Company's Replacement facilities are nearly fully utilized.

Principal manufacturing facilities located within the United States are in Tennessee and Oklahoma. Additional manufacturing activities are conducted in Ohio and South Carolina. Also, the Replacement operations lease warehouses in Utah and South Carolina from which products are distributed.

Principal manufacturing facilities located outside the U. S. are in the United Kingdom. Other manufacturing activities are conducted in South Africa, Spain, Mexico, the Netherlands, Italy and France. The major distribution center in Blackpool, England is leased, as are many other smaller distribution centers in the United Kingdom.


Item 3. Legal Proceedings
        -----------------

During the second quarter of 1995, a judgment for $8.0 million was entered for breach of contract against Maremont Corporation, an Arvin subsidiary, in favor of Chamberlain Manufacturing Corporation. The previously disclosed case grew out of the May 1987 sale of a Maremont unit, Saco Defense, Inc., to Chamberlain and relates to certain worker compensation cases which were pending at the time of the sale. In the fourth quarter of 1995, Chamberlain was awarded $4.4 million in connection with its petition for pre-judgment interest, costs and attorney fees related to this judgment. As a result of this judgment and award and revised assessments by legal counsel of other pending legal matters, the Company added $13.7 million during 1995 to previously established litigation reserves. The Company has filed an appeal with respect to the judgment and the post-judgment award.

Another previously disclosed suit, also filed by Chamberlain, is based on assertions that non-conforming products manufactured by Saco were shipped to the U.S. government and that Maremont did not disclose this fact in connection with the May 1987 stock sale. Chamberlain's claim includes recovery of costs and expenses incurred. The Company has been dismissed as a defendant in this case, however, Maremont remains as a defendant. The Company believes that it has meritorious defenses. Formal discovery has been completed in this matter. A June 1996 trial date has been set.

The Company is a participant with the EPA and the current owner of a site previously owned by the Company's Maremont subsidiary in a corrective action proceeding under the Resource Conservation and Recovery Act. Ground water and surface water treatment facilities have been installed as interim measures. Comments from EPA on the RFI (RCRA Facility Investigation) were addressed and submitted to the EPA in January 1994. A Phase Two Feasibility Study began in 1995. Based on the results of an environmental study, the Company accrued for its share of the reasonably estimable minimum remediation costs at this site, which includes costs incurred in connection with further studies and design of a remediation plan, remediation costs, including cleanup activities, and administrative, legal and consulting fees.

The Company is defending various environmental claims and legal actions that arise in the normal course of its business, including matters in which the Company has been designated a potentially responsible party at certain waste disposal sites or has been notified that it may be a potentially responsible party at other sites as to which no proceedings have been initiated. At a majority of these sites, the information currently available leads the Company to believe it has very limited or even de minimis responsibility. At other sites, the remediation method, amount of remediation costs, or the allocation among potentially responsible parties has not been determined. Where reasonable estimates are possible, the Company has provided for the costs of study, cleanup, remediation, and certain other costs, taking into account, as applicable, available information regarding site conditions, potential cleanup methods and the extent to which other parties can be expected to bear those costs. Given the inherent uncertainties in evaluating legal and environmental exposures, actual costs to be incurred in future periods may vary from the currently recorded estimates.

At December 31, 1995, the Company had accrued $9.6 million for environmental remediation costs and $21.0 million for its estimated liability relating to pending legal matters. The Company expects that any sum it may be required to pay in connection with legal and environmental matters in excess of the amounts recorded will not have a material adverse effect on its financial condition.

Executive Officers of the Registrant:
-------------------------------------

                                                          Date First
                                                          Elected to
      Name          Age            Offices Held          Exec. Office
----------------  -------   --------------------------   -------------

Byron O. Pond        59     Chairman of the Board of         1990
                            Directors and Chief
                            Executive Officer(1)
James K. Baker       64     Vice-Chairman of the Board       1965
                            of Directors(1)
V. William Hunt      51     President and Chief              1980
                            Operating Officer(1)
Raymond P. Mack      55     Vice President-Human             1993
                            Resources
Richard A. Smith     50     Vice President-Finance and       1990
                            Chief Financial Officer (1)
Ronald R. Snyder     51     Vice President-General           1992
                            Counsel and Secretary
E. Leon Viars        56     Executive Vice President         1995
Bernard Kievit       54     Vice President                   1995

(1) Also a member of the Board of Directors

All terms of all officers of the Registrant run until their respective successors are elected and qualified.

All listed executive officers except Mr. Snyder have been employed by the Registrant or one of its subsidiaries for the past five years. Mr. Snyder joined Arvin in his current capacity in December, 1992.
Previously, he was a partner in the Indianapolis law firm of Barnes &
Thornburg.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

No matters were submitted to a vote of Security Holders during the fourth quarter of the 1995 fiscal year.

                                 Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters
        ---------------------------------------------------------------------

Arvin's common shares are listed on the New York Stock Exchange and the Chicago Stock Exchange. Set forth below are the dividends declared and the high and low sales prices of the common shares for each quarter during the last two fiscal years.

Market Price Ranges and Quarterly Dividends Paid
(Prices and dividends on common shares)

                           1995                          1994
                 --------------------------- ------------------------------
                             Market Price                  Market Price
                         -------------------          ---------------------
                 Dividend   High       Low    Dividend    High      Low
                 --------   ----       ---    --------    ----      ---

First Quarter    $ .19   $ 24 7/8   $ 19 3/4  $ .19   $  33 3/4  $ 27 3/4
Second Quarter     .19     23 3/4     20 3/4    .19      29 3/8    23 1/2
Third Quarter      .19     24 1/8     20 7/8    .19      25 3/4    23 1/2
Fourth Quarter     .19     22 1/8     16 1/8    .19      25 7/8    22 13/16

As of March 8, 1996, Arvin had 5,062 holders of record of its common shares.

Item 6. Selected Financial Data
        -----------------------

Five-Year Consolidated Financial Summary
(In millions, except per share amounts)

---------------------------------------------------------------------------------------------------
                                         1995         1994          1993        1992         1991
---------------------------------------------------------------------------------------------------

Operating Results 1

Net sales                           $   1,966.4  $   1,849.5  $   1,640.8  $   1,587.2  $   1,373.4
Interest expense                           42.5         42.8         35.0         36.5         39.4
Earnings from continuing
  operations                               17.9         24.6         38.4         36.4         17.9

Primary earnings per common share           .80         1.10         1.72         1.52          .53

Dividends declared:
  Preferred shares                          ---          ---          ---          5.8          7.8
  Common shares                            16.9         16.9         16.7         13.8         12.8
  Per common share                          .76          .76          .76          .70          .68

Average number of common
  shares outstanding                       22.4         22.4         22.3         20.1         19.1

Financial Position
Total assets                        $   1,291.0  $   1,231.5  $   1,175.5  $   1,110.6  $   1,086.2
Long-term debt                            360.7        416.3        432.2        388.7        333.1
Total debt                                402.3        441.4        440.1        409.1        369.9
Redeemable preferred shares                 ---          ---          ---          ---        100.5
Shareholders' equity                      395.1        396.3        420.6        398.4        374.1
Book value per common share               17.76        17.81        19.04        18.45        19.59

 1 From continuing operations





Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
        Results of Operations
        ---------------------

Financial Review
(Dollar amounts in tables in millions)

Overview

Arvin recorded sales from its automotive businesses of $1.97 billion in 1995, the highest level in the Company's history. These record automotive sales represent a 6 percent increase over 1994, and a 20 percent increase over 1993. The increased 1995 sales were realized despite a 1 percent decline in automotive production in the United States, a modest 0.6 percent growth in Western Europe's new car market, and an estimated decline of 12 percent in the U. S. automotive replacement market. Overall, the Company's sales in the United States remained flat, where increases in the Automotive Original Equipment segment were offset by declines in the Automotive Replacement segment. Sales in Europe jumped 21 percent in the current year as a result of sales increases in all European markets served.

Operating income declined 4 percent in 1995, largely as a result of new business costs in the U.S. Automotive Replacement segment and increased manufacturing costs in both automotive segments that were not fully recovered by selling price increases. Also impacting results for 1995 was the estimated 12 percent decline in the U. S. automotive replacement market. Operating income for 1995 includes $4.7 million of restructuring charges to complete the 1994 restructuring plan. These costs were anticipated as a part of the 1994 plan, but were not permitted to be recognized in 1994 expenses under generally accepted accounting principles. Operating income for 1994 includes a restructuring charge of $20.3 million. The 1994 restructuring plan was essentially completed by year-end 1995. Currency fluctuations had a positive impact on the comparative levels of sales and operating income during 1995. Using a constant exchange rate basis, sales increased 5 percent and operating income fell 11 percent.

Net income from continuing operations for the current year includes a special charge of $13.7 million related to a judgment entered against an Arvin subsidiary in connection with a 1987 divestiture and assessments by legal counsel of other pending legal matters. Net income for 1994 included a special charge of $7.8 million related to increased environmental and other reserves related primarily to environmental clean-up costs at a site previously owned by the Company's Maremont subsidiary.

During 1995, Arvin completed the sale of its 70 percent ownership interest in Space Industries International, Inc. (Space Industries). Previously, Space Industries had been reported by Arvin as the Technology segment. Current and historical financial information has been restated to reflect the results of the Technology segment as discontinued operations. "Income (Loss) from discontinued operations" also includes income from the Company's Schrader operations through the first quarter of 1994. The proceeds from the divestitures of Space Industries and Schrader enabled Arvin to reduce total debt by $39.1 million in 1995.



Results of Operations

Net Sales by Segment               1995             1994            1993
-----------------------------------------------------------------------------
Automotive Original Equipment  $1,337.2   68%   $1,194.7  65%   $1,042.9  64%
Automotive Replacement            629.2   32       654.8  35       597.9  36
-----------------------------------------------------------------------------
   Total                       $1,966.4  100%   $1,849.5 100%   $1,640.8 100%
=============================================================================

Operating Income by Segment        1995             1994            1993
-----------------------------------------------------------------------------
Automotive Original Equipment  $   67.8   68%   $   70.9  68%   $   64.1  57%
Automotive Replacement             31.7   32        33.2  32        49.0  43
-----------------------------------------------------------------------------
   Total                       $   99.5  100%   $  104.1 100%   $  113.1 100%
=============================================================================


Automotive Original Equipment (OE), 1995 vs. 1994: Sales in the OE segment of $1,337.2 million for 1995 were 12 percent higher than OE sales for 1994. The effect of price changes on sales was negligible. Ride control units sold increased in every major market served. Exhaust unit sales declined in the United States as a result of lower vehicle production, and increased throughout Western Europe. The effect of net increased sales volume of exhaust systems approximated $21 million, while ride control's unit volume increase approximated $22 million. The Company recognized increased sales volumes despite essentially level market volumes in Western Europe and a modest decline in the North American market. The Company's sales volume in Mexico declined an estimated $17.7 million as a result of general economic conditions in that country. Sales increases in excess of identified price and volume factors reflect the industry's demand for higher quality, more expensive OE parts. Coated steel volumes were level with the prior year, while changing volumes in other component automotive parts posted modest decreases. Operating profit of $67.8 million in the OE segment for 1995 declined by $3.1 million, or 4 percent, when compared with 1994. The decline was primarily a result of increased material and labor costs of approximately $18 million, offset by the positive effect of productivity improvements of approximately $12 million. Selling price increases contributed approximately $3 million to the current year's operating profit. Costs to complete the 1994 restructuring plan for this segment, which were not permissible to be expensed in 1994 under generally accepted accounting principles, exceeded the 1994 restructuring charge by approximately $1 million.

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

1994 vs. 1993: OE sales in 1994 were 15 percent higher than in 1993 primarily as a result of a 9 percent increase in the North American automotive build rate and an easing of recessionary pressures throughout Europe. Pricing pressures reduced sales prices in North America and Europe. The impact of lower sales prices was offset in both markets by Arvin's success in winning significant new business. Operating income in this segment increased 11 percent for the year as a result of the higher revenues in traditional Automotive OE businesses, improved revenues and margins from coil coating operations (which contributed $2.6 million of the increase), and the realization of the benefit of quality and process improvement initiatives. These gains were somewhat offset by price concessions, start up costs on new strut production, the negative impact of a labor dispute at one of the Company's major North American steel suppliers and the devaluation of the Mexican peso. In addition, the Company recorded a 1994 restructuring charge of $2.3 million for this segment. Except for the exchange losses of approximately $1.2 million related to the peso devaluation, currency fluctuations had a minor impact on the comparative balances of both sales and operating income.

Automotive Replacement (Replacement), 1995 vs. 1994: Sales in the Replacement segment of $629.2 million for 1995 were 4 percent lower than Replacement sales for 1994, despite the overall 2 percent positive effect on sales of price increases. Volume fell at an overall rate of 3 percent.
The volume decline was most pronounced in the North American exhaust aftermarket, where the Company's 13 percent decline in volume approximated the estimated overall North American market decrease. All North American markets reported volume declines. The European replacement exhaust market also reported a slight decline in volume. Sales to developing countries continued to post strong increases.

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

Operating profit in the Replacement segment decreased $1.5 million during 1995, when compared to 1994. Labor and material cost inflation amounted to approximately $7 million. Volume declines accounted for an estimated $5 million of the decrease and increased costs of acquiring new customers accounted for approximately $3 million of the decrease. Both 1994 and 1995 reflect unusually high costs to acquire new business. Total 1995 new business costs were elevated by significant amounts pertaining to new customer commitments made prior to year end 1994. At year end 1995, the comparable commitments to new customers were negligible. Reported results for 1994 include $18.0 million of restructuring costs for this segment. Costs to complete the 1994 restructuring program in the Replacement segment were less than $1 million in 1995.

1994 vs. 1993: Replacement sales increased 10 percent over the prior year. While European sales were up slightly, stronger increases were seen in the United States in both the ride control and exhaust product lines. Increases in the United States were due to Arvin's success in winning new customers in the exhaust product line and stronger overall demand, coupled with moderate price increases in ride control products. The Company also increased, by more than 50 percent, both its United States and European sales of OE replacement parts sold to automotive dealers for service parts. Operating income improved as a result of productivity improvements in most markets represented in this segment. However, overall operating income fell 32 percent for this segment due to an $18.0 million restructuring charge and increased costs associated with obtaining new business in the United States

Corporate general and administrative expenses in 1995 reached their lowest level since 1990. The 1995 expense of $12.2 million represents a 3 percent decrease compared to 1994 and a 24 percent decrease compared to 1993. The decrease for both years was primarily the result of reduced expenditures for employee costs and professional services.
Another factor contributing to the 1994 decrease was that approximately $.6 million of one-time expenses related to the consolidation of the Company's domestic data center operations were incurred in 1993.
Restructuring and special charges of $28.1 million are included in the results of continuing operations for 1994.
The components of the charges are as follows:


                            Automotive
                             Original      Automotive      Corporate
                             Equipment     Replacement     and Other        Total
---------------------------------------------------------------------------------

Employee Separations      $     2.1      $     5.3      $     ---      $     7.4
Asset Write-downs                .2            7.1            ---            7.3
Facility Consolidations         ---            5.6            ---            5.6
Other Special Charges           ---            ---            7.8            7.8
---------------------------------------------------------------------------------
  Total                   $     2.3      $    18.0      $     7.8      $    28.1
=================================================================================


The workforce reductions and consolidation of manufacturing facilities and product lines announced as a part of the 1994 restructuring were substantially completed by year end 1995. The 1994 restructuring charge included employee separation costs based on the minimum levels that would be paid to the affected employees pursuant to the Company's workforce reduction program and contractual provisions of government programs for international business units. Additional severance expense in 1995, which was not permitted to be recognized in 1994 under generally accepted accounting principles, was $3.0 million, net of a $.6 million adjustment to reserves established in 1994. Cash expenditures during 1995 included $2.9 million for continuing operations' employees separated under the 1994 restructuring plan. Actual employee separations in continuing operations were 30 less than planned separations of 329 persons.

Asset write-downs of $7.3 million represented costs associated with reducing the carrying value of underperforming assets to their estimated fair values. A majority of the assets written down were a part of a facility consolidation in the Replacement segment, which closed its Canadian exhaust manufacturing and distribution facilities and merged those operations into the U.S. parent company. Facility consolidations in the United States also included a consolidation of Replacement ride control manufacturing operations to the Chickasha, Oklahoma plant and a consolidation of certain Replacement administrative functions in Brentwood, Tennessee.

Facility consolidations also took place in Europe, where the Company closed a Replacement ride control distribution facility. This facility, originally located in the Netherlands to accommodate faster delivery of U. S. and French manufactured products to a variety of locations within Europe, was combined with the French manufacturing facility to utilize already existing supply lines.

Cash expenditures during 1995 to complete facility consolidations approximated $2.3 million for continuing operations. Total restructuring expense of $4.7 million for 1995 includes $1.7 million of facility consolidation expense, net of $.5 million of income as a result of an adjustment to a facility consolidation reserve established in 1994.

The 1994 special charge included increases in environmental and other reserves related primarily to the completion of a feasibility study which identified and estimated remediation costs at the Platt Saco Lowell site previously owned by the Company's Maremont subsidiary. During 1995, based upon a judgment entered against an Arvin subsidiary and assessments by legal counsel of other pending legal matters, the Company added $13.7 million ($3.5 million in the fourth quarter) to its litigation reserves. The 1995 results also include a special credit of $3.2 million as a result of a settlement with a party potentially liable for certain costs in connection with various environmental matters.

Interest expense decreased less than 1 percent ($.3 million) in 1995, mirroring a decrease in average outstanding debt of less than 1 percent over the same period. During 1994, interest expense increased 22 percent or $7.8 million. The increase was a result of higher average borrowing rates on higher average outstanding debt.

Other expense, net increased $2.1 million in 1995. The increase was primarily a result of a $1.6 million increase in foreign currency transaction losses, primarily in Mexico. The 1994 balance of "Other expense, net" represents an increase of $1.5 million over the prior year. This increase was also primarily the result of higher foreign exchange losses, coupled with higher goodwill amortization.

Equity earnings of affiliates decreased $1.8 million in 1995. Equity earnings of affiliates was adversely affected by $3.1 million as a result of losses from a 50 percent owned equity subsidiary serving the European original equipment market. As previously disclosed, the Company instituted a review of the performance of this entity, including discussions with its joint venture partners.
These negotiations have encompassed, but have not been limited to, renegotiation of ownership percentages, additional capital contributions by the partners and alternative methods of making such additions, and renegotiation of the entity's current financing arrangements with its lending institutions. A decision on these alternative proposals has not been finalized and the outcome of these discussions remains unclear. The Company believes that a revised agreement among the entity's shareholders and creditors is necessary for the entity to continue as a going concern. The Company's investment in this affiliate at December 31, 1995 was $13.9 million. Equity earnings of affiliates for 1994 was relatively unchanged from 1993.

Minority interest in net income of consolidated subsidiaries increased $.5 million in the current year. In 1994, the minority interest in net income of consolidated subsidiaries increased $2.6 million from a $.9 million share of losses in 1993. These increases were a result of improved earnings of the Company's Timax business unit in both 1995 and 1994. A portion of the Timax unit was contributed to the 50/50 European joint venture with Sogefi S.p.A. in the third quarter of 1993. In addition, minority interest in net income of consolidated subsidiaries for both years was increased by improved results from the Company's 75 percent owned Spanish subsidiary, AP Amortiguadores, S.A.

Income (Loss) from discontinued operations for 1995 represents the results of Space Industries for the first nine months of 1995. In 1994, the $41.7 million loss primarily represents losses from Space Industries, net of $.3 million of earnings from Schrader. The 1993 income of $1.9 million resulted from $2.5 million of Schrader's earnings, reduced by $.6 million of losses from Space
Industries. Included in Space Industries' 1995 results are a one-time credit of $3.9 million to reduce prior years' accruals of employee benefits and a one-time charge approximating $1.6 million for the settlement of certain retirement benefits.

For 1994, the results of Space Industries include a pre-tax restructuring and special charge of $53.0 million ($40.1 million net of tax and minority interest). The components of this charge were as follows:

Employee Separations                      $    .7
Asset Write-downs                            19.6
Goodwill Impairment                          29.6
Facility Consolidations                       2.7
Other Special Charges                          .4
-------------------------------------------------
   Total                                  $  53.0
=================================================

The 1994 restructuring and related asset write-downs were a result of more competition for fewer available contracts throughout 1994. As a result, the Company initiated a comprehensive review of the carrying value of its intangible assets. Results of this study concluded that the full recovery of the costs associated with the development of certain Space Facility Technology relating to the design, integration, and operation of a man-tended space facility was unlikely. As a result, undiscounted cash flows were insufficient to recover the Technology segment's goodwill and the capitalized costs relating to the Space Facility Technology. Based on the analysis of discounted future cash flows, the Company recorded an impairment of $29.6 million to goodwill and a charge for approximately $18.2 million of capitalized Space Facility Technology costs in the Technology segment.

A principal portion of the Space Industries restructuring was to shift the direction of the business away from large scale space programs in the microgravity materials science field. As a result, a number of senior management positions were consolidated from Space Industries' Houston, Texas facility into a new office in Washington, D.C., resulting in the elimination of several senior level positions at other facilities. Employee transfers from Space Industries' Service Contracts Division into a new joint venture company resulted in a reduction of 950 employees. Additional restructuring activities yielded an 11 percent additional reduction in employee numbers. Overall, Space Industries' headcount fell from 2,423 in September 1994 to 1,147 in September 1995. In addition to these personnel changes, the company also downsized and reduced laboratory facilities at its SRL division by 60 percent and discontinued efforts in the measurement and control area. There were no further restructuring charges or credits in 1995 for Space Industries; however, cash flows through the September 29, 1995 sale date included $.8 million for lease cancellation costs and $.5 million for severance payments, both of which were accrued as a part of the 1994 restructuring.

Income from disposal of discontinued operations relates to earnings of the Company's Schrader subsidiary after the decision to sell this business, adjustments in 1995 to tax liabilities related to the Schrader business, and a provision to write down preferred stock received in conjunction with the sale of Schrader. There was no gain or loss recorded on the disposition of Space Industries.


Financial Condition

Liquidity: Working capital decreased $12.5 million or 10 percent in 1995. The primary reason for the decrease is the reclassification to current portion of long-term debt of $15.0 million of the Company's medium-term notes maturing in the third quarter of 1996. After the end of the third quarter, the Company issued $50.0 million of 7.94 percent notes in a private placement. This new debt replaced the $50.0 million of 9.97 percent debt which was redeemed in December of 1995. (See the Consolidated Statement of Cash Flows for a more detailed analysis of changes in cash.) The current ratio decreased from 1.4 at the end of 1994 to 1.3 at the end of 1995.

Accounts receivable and Accounts payable both increased (5 percent and 12 percent, respectively). The primary reason for the accounts receivable increase is longer payment terms granted to customers in the replacement ride control products market. Days sales outstanding at the end of 1995 was 50.7 days compared to 50.5 days at the end of 1994. The increase in accounts payable is a result of increases in year-end inventories and longer negotiated payment terms.

Assets of business transferred under contractual arrangements and Liabilities and deferred credit of business transferred represent 100 percent of the assets of the Company's former subsidiary, Space Industries, which was sold to a new company formed by the senior management of Space Industries for approximately $30.6 million in cash. Under the agreement, the Company guaranteed approximately $22.9 million of the new company's debt incurred as a part of the transaction. The guarantee amount, which was $21.7 million at December 31, 1995, is scheduled to decline on a quarterly basis before expiring on September 30, 1999. The accounting for the Space Industries transaction follows the treatment set forth in the Securities and Exchange Commission's Staff Accounting Bulletins - Topic 5E (SAB Topic 5E) "Accounting for divestiture of a subsidiary or other business operation."

Capital Resources: Based on the Company's projected cash flow from operations and existing credit facility arrangements, management believes that sufficient liquidity is available to meet anticipated capital and dividend requirements over the foreseeable future. Capital expenditures of continuing operations were $98.8 and $100.7 million in 1995 and 1994, respectively, and related to ongoing production improvements, product enhancements, new production, and manufacturing efficiencies as well as normal replacement. Planned capital expenditures for 1996 are adequate for normal growth and replacement and are consistent with projections for future sales and earnings. Near-term expenditures are expected to be funded from internally generated funds. Funds generated from the February 1995 sale of Schrader and the September 1995 sale of Space Industries were used to reduce the Company's debt and for other corporate purposes.

Financial Instruments and Risk Management:   The Company
uses financial derivatives, including forward exchange contracts and options and interest rate swaps and options, to manage its global foreign exchange and interest rate
exposure.   The foreign exchange derivatives serve primarily
to protect the functional currency value of certain non-functional currency positions and anticipated transactions of the Company and its foreign subsidiaries. (See also Notes 1 and 7 to the Consolidated Financial Statements.)

Legal/Environmental Matters: During the second quarter of 1995, a judgment for $8.0 million was entered for breach of contract against Maremont Corporation, an Arvin subsidiary, in favor of Chamberlain Manufacturing Corporation. The previously disclosed case grew out of the May 1987 sale of a Maremont unit, Saco Defense, Inc., to Chamberlain and relates to certain worker compensation cases which were pending at the time of the sale. In the fourth quarter of 1995, Chamberlain was awarded $4.4 million in connection with its petition for pre-judgment interest, costs and attorney fees related to this judgment. As a result of this judgment and award and revised assessments by legal counsel of other pending legal matters, the Company added $13.7 million during 1995 to previously established litigation reserves. The Company has filed an appeal with respect to the judgment and the post-judgment award.

Another previously disclosed suit, also filed by Chamberlain, is based on assertions that non-conforming products manufactured by Saco were shipped to the U.S. government and that Maremont did not disclose this fact in connection with the May 1987 stock sale. Chamberlain's claim includes recovery of costs and expenses incurred. The Company believes that it has meritorious defenses. Formal discovery has been completed in this matter. A June 1996 trial date has been set.

The Company is a participant with the EPA and the current owner of a site previously owned by the Company's Maremont subsidiary in a corrective action proceeding under the Resource Conservation and Environmental Recovery Act. In the fourth quarter of 1994, based on the results of an environmental study, the Company accrued for its share of the reasonably estimable minimum remediation costs at this site, which include costs incurred in connection with further studies and design of a remediation plan, remediation costs, including cleanup activities, and administrative, legal and consulting fees.

The Company is defending various environmental claims and legal actions that arise in the normal course of its business, including matters in which the Company has been designated a potentially responsible party at certain waste disposal sites or has been notified that it may be a potentially responsible party at other sites as to which no proceedings have been initiated. At a majority of these sites, the information currently available leads the Company to believe it has very limited or even de minimis responsibility. At other sites, the remediation method, amount of remediation costs, or the allocation among potentially responsible parties has not been determined. Where reasonable estimates are possible, the Company has provided for the costs of study, cleanup, remediation, and certain other costs, taking into account, as applicable, available information regarding site conditions, potential cleanup methods and the extent to which other parties can be expected to bear those costs. Given the inherent uncertainties in evaluating legal and environmental exposures, actual costs to be incurred in future periods may vary from the currently recorded estimates.

The Company recorded the $13.7 million addition to its litigation reserves described above as a "Special Charge." The Company expects that any sum it may be required to pay in connection with legal and environmental matters in excess of the amounts recorded will not have a material adverse effect on its financial condition.

Other Matters:  In March 1995, the Financial Accounting
Standards Board (FASB) issued Statement of Financial
Accounting Standards No. 121 which establishes new accounting standards for evaluating and recording impairments of long-lived assets. The Company adopted
Statement No. 121 during 1995 with no material effect on financial position or results of operations.

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation." This statement is effective for fiscal years beginning after December 15, 1995. The Company will continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company will adopt the additional disclosure requirements of Statement No. 123 in 1996.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------
                                                                      Page No.

Index to Consolidated Financial Statements
Consolidated Financial Statements:
    Consolidated Statement of Operations for each of the
       three years in the period ended December 31, 1995                 19

    Consolidated Statement of Financial Condition at
      December 31, 1995 and January 1, 1995                              20

    Consolidated Statement of Shareholders' Equity for each
       of the three years in the period ended December 31, 1995          21

    Consolidated Statement of Cash Flows for each of the
       three years in the period ended December 31, 1995                 22

    Notes to Consolidated Financial Statements                           23

    Report of Independent Accountants                                    41


Financial Statement Schedules:
    For each of the three years in the period ended December 31, 1995
      II  Valuation and Qualifying Accounts                              42

Supplementary Data:
    Selected Quarterly Financial Data                                    43


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

Arvin Industries, Inc.
Consolidated Statement of Operations
(Dollars in millions, except per share amounts)


                                                                                 1995         1994         1993
                                                                              -----------  -----------  -----------

Net Sales                                                                   $    1,966.4 $    1,849.5 $    1,640.8
Costs and Expenses:
Cost of goods sold                                                               1,707.7      1,573.7      1,384.6
Selling, operating general and administrative                                      152.3        149.9        145.6
Corporate general and administrative                                                12.2         12.6         16.0
Restructuring                                                                        4.7         20.3        ----
Special charges and credits, net                                                    10.5          7.8        ----
Interest expense                                                                    42.5         42.8         35.0
Interest income                                                                     (1.3)        (2.7)        (2.0)
Other expense, net                                                                   8.4          6.3          4.8
                                                                              -----------  -----------  -----------
                                                                                 1,937.0      1,810.7      1,584.0
                                                                              -----------  -----------  -----------

Earnings from Continuing
 Operations Before Income Taxes                                                     29.4         38.8         56.8
Income taxes                                                                       (11.2)       (16.2)       (23.1)
Minority interest in net (income) loss of consolidated subsidiaries                 (2.2)        (1.7)          .9
Equity earnings of affiliates                                                        1.9          3.7          3.8
                                                                              -----------  -----------  -----------
Earnings from Continuing Operations                                                 17.9         24.6         38.4
                                                                              -----------  -----------  -----------
Income (Loss) from discontinued operations, net of
  income tax of $.5, $2.1, and $2.1, respectively                                     .4        (41.7)         1.9
Income from disposal of discontinued operations, net of
  income tax (tax benefit) of ($2.8), $1.3, and $0, respectively                      .7           .8        ----
                                                                              -----------  -----------  -----------
Net Earnings (Loss)                                                         $       19.0 $      (16.3)$       40.3
                                                                              ===========  ===========  ===========
Earnings/(Loss) per Common Share
Primary:
Continuing Operations                                                       $        .80 $       1.10 $       1.72
Discontinued Operations                                                              .05        (1.83)         .09
                                                                              -----------  -----------  -----------
      Total - primary                                                       $        .85 $       (.73)$       1.81
                                                                              ===========  ===========  ===========

Fully Diluted:
Continuing Operations                                                       $        .80 $       1.10 $       1.66
Discontinued Operations                                                              .05        (1.83)         .08
                                                                              -----------  -----------  -----------
      Total - fully diluted                                                 $        .85 $       (.73)$       1.74
                                                                              ===========  ===========  ===========

Average Common Shares Outstanding (000's)
Primary                                                                           22,355       22,386       22,311
Fully Diluted                                                                     25,102       25,778       25,793

See notes to consolidated financial statements.

Arvin Industries, Inc.
Consolidated Statement of Financial Condition
(Dollars in millions, except per share amounts)
                                                                                              As of        As of
                                                                                            12/31/95      1/1/95
                                                                                           -----------  -----------
Assets:
Current Assets:
Cash and cash equivalents                                                                $       15.2 $       11.1
Receivables, net of allowances of $4.2 in 1995 and $3.8 in 1994                                 276.0        262.8
Inventories (at lower of cost or market)                                                        111.8        102.1
Other current assets                                                                             80.5         76.3
                                                                                           -----------  -----------
      Total current assets                                                                      483.5        452.3
                                                                                           -----------  -----------
Non-Current Assets:
Property, plant and equipment (at cost):
 Land                                                                                            15.2         14.9
 Buildings and leasehold improvements                                                           164.4        150.9
 Machinery & equipment                                                                          720.0        653.4
 Construction in progress                                                                        37.4         38.4
                                                                                           -----------  -----------
                                                                                                937.0        857.6
      Less: Allowance for depreciation                                                          487.6        439.5
                                                                                           -----------  -----------
                                                                                                449.4        418.1
Goodwill, net of amortization of $31.3 in 1995 and $26.6 in 1994                                146.0        150.4
Investment in affiliates                                                                         92.4         92.0
Assets of business transferred under contractual arrangements                                    72.4        ----
Net assets of discontinued operations                                                           ----          68.3
Other assets                                                                                     47.3         50.4
                                                                                           -----------  -----------
      Total non-current assets                                                                  807.5        779.2
                                                                                           -----------  -----------
                                                                                         $    1,291.0 $    1,231.5
                                                                                           ===========  ===========
Liabilities and Shareholders' Equity:
Current Liabilities:
Short-term debt                                                                          $       41.6 $       25.1
Accounts payable                                                                                216.7        193.4
Accrued employee compensation costs                                                              30.2         39.6
Accrued expenses                                                                                 67.1         60.3
Income taxes payable                                                                              9.4          2.9
                                                                                           -----------  -----------
      Total current liabilities                                                                 365.0        321.3
                                                                                           -----------  -----------
Long-term employee benefits                                                                      52.7         50.3
Other long-term liabilities                                                                      13.6         15.0
Long-term debt                                                                                  360.7        416.3
Liabilities and deferred credit of business transferred                                          72.4        ----
Minority interest                                                                                31.5         32.3
Commitments and contingencies (Note 10)
Shareholders' Equity:
Capital Stock:
  Preferred shares (no par value, authorized 8,978,058
    in 1995 and 1994; none issued and outstanding)                                              ----         ----
  Common shares ($2.50 par value, authorized 50,000,000;
    issued 24,228,602 in 1995 and 24,163,510 in 1994)                                            60.6         60.4
Capital in excess of par value                                                                  207.4        206.6
Retained earnings                                                                               196.2        194.1
Minimum pension liability adjustment                                                            ----           (.6)
Cumulative translation adjustment                                                               (24.6)       (20.7)
Common shares held in treasury (at cost)                                                        (44.5)       (43.5)
                                                                                           -----------  -----------
      Total shareholders' equity                                                                395.1        396.3
                                                                                           -----------  -----------
                                                                                         $    1,291.0 $    1,231.5
                                                                                           ===========  ===========

See notes to consolidated financial statements.


Arvin Industries, Inc.
Consolidated Statement of Shareholders' Equity
(Dollars in millions)
                                                                                   Year Ended
                                                      -----------------------------------------------------------------

                                                               12/31/95               1/1/95                1/2/94
                                                           -----------------     -----------------     -----------------
                                                             Shares  Amount        Shares  Amount       Shares   Amount
                                                           --------  -------     --------  -------     --------  -------
Common Shares:
Beginning balance                                        24,163,510 $  60.4    24,076,912 $  60.2    23,691,462 $  59.2
Exercise of stock options                                    65,092      .2        86,598      .2       385,450     1.0
                                                       ------------  ------- ------------  ------- ------------  -------
Ending balance                                           24,228,602    60.6    24,163,510    60.4    24,076,912    60.2
                                                       ------------  ------- ------------  ------- ------------  -------
Capital in Excess of Par Value:
Beginning balance                                                     206.6                 204.7                 194.4
Exercise of stock options                                               1.0                   1.5                   8.2
Shares contributed to employee benefit plan                             (.2)                   .4                   2.1
                                                                     --------              -------               -------
Ending balance                                                        207.4                 206.6                 204.7
                                                                     --------              -------               -------
Retained Earnings:
Beginning balance                                                     194.1                 227.3                 203.7
Net earnings (loss)                                                    19.0                 (16.3)                 40.3
Cash dividends ($.76 per common share per year)                       (16.9)                (16.9)                (16.7)
                                                                     --------              -------               -------
Ending balance                                                        196.2                 194.1                 227.3
                                                                     --------              -------               -------
Pension Liability Adjustment:
Beginning balance                                                       (.6)                 ---                   ---
Minimum pension liability adjustment                                     .6                   (.6)                 ---
                                                                     --------              -------               -------
Ending balance                                                         ---                    (.6)                 ---
                                                                     --------              -------               -------
Cumulative Translation Adjustments:
Beginning balance                                                     (20.7)                (26.7)                (12.5)
Amounts related to disposal of operations                              (2.0)                 ---                   ---
Translation adjustments during the year                                (1.9)                  6.0                 (14.2)
                                                                     --------              -------               -------
Ending balance                                                        (24.6)                (20.7)                (26.7)
                                                                     --------              -------               -------
Common Shares in Treasury:
Beginning balance                                        (1,913,663)  (43.5)   (1,981,909)  (44.9)   (2,093,121)  (46.4)
Stock exchanged for stock options exercised                  (5,212)    (.1)       (3,836)    (.1)       (7,572)    (.2)
Shares contributed to employee benefit plan                  48,574     1.2        72,082     1.5       133,231     2.1
Shares purchased                                           (107,065)   (2.1)         ---     ---        (14,447)    (.4)
                                                       ------------  ------- ------------  ------- ------------  -------
Ending balance                                           (1,977,366)  (44.5)   (1,913,663)  (43.5)   (1,981,909)  (44.9)
                                                       ------------  ------- ------------  ------- ------------  -------

  Total shareholders' equity                                        $ 395.1               $ 396.3               $ 420.6
                                                                     ========              =======               =======


See notes to consolidated financial statements.

Arvin Industries, Inc.
Consolidated Statement of Cash Flows
(Dollars in millions)

                                                                    1995          1994           1993
                                                                  ---------     ---------      ---------
Operating Activities:
Net earnings (loss)                                             $     19.0    $    (16.3)    $     40.3
Adjustments to reconcile net earnings to net cash
 provided by operating activities:
Depreciation                                                          69.3          71.2           63.5
Amortization                                                           5.6           7.0            6.5
Asset write-downs                                                      1.1          26.9           ---
Goodwill impairment                                                   ---           29.6           ---
Long-term employee benefits                                            (.9)         12.3            (.6)
Deferred income taxes, long-term                                      (1.5)        (12.7)          (5.4)
Minority interest                                                      3.1         (14.2)          (1.3)
Other                                                                   .2          (3.3)           6.8
Changes in operating assets and liabilities:
 Receivables                                                            .6         (60.2)          27.4
 Inventories and other current assets                                (19.8)         (2.0)         (14.0)
 Accounts payable and other accrued expenses                          10.2          77.8           (9.0)
 Income taxes payable and deferred taxes                               5.9           ---          (10.5)
                                                                  ---------     ---------      ---------
       Net Cash Provided by Operating Activities                      92.8         116.1          103.7
                                                                  ---------     ---------      ---------

Investing Activities:
Purchase of property, plant and equipment                           (100.5)       (106.6)         (92.9)
Proceeds from sale of property, plant and equipment                    1.9           2.9           10.2
Investments in affiliates                                             ---           (2.6)         (12.4)
Business acquisitions, net of cash acquired                           ---           (7.5)          ---
Cash proceeds from sale of businesses, net
  of cash balances of businesses sold                                 55.3          ---            ---
Other                                                                 (1.7)         (1.2)          (5.4)
                                                                  ---------     ---------      ---------
       Net Cash Used for Investing Activities                        (45.0)       (115.0)        (100.5)
                                                                  ---------     ---------      ---------

Financing Activities:
Change in short-term debt, net                                         2.1          17.4          (11.7)
Proceeds from long-term borrowings                                    51.5          85.6           48.3
Principal payments on long-term debt                                 (92.0)       (106.6)          (4.8)
Exercise of stock options                                              1.1           2.1            9.2
Dividends paid                                                       (16.9)        (16.9)         (16.7)
Other                                                                  (.4)         ---             (.5)
                                                                  ---------     ---------      ---------
  Net Cash Provided by/(Used for) Financing Activities               (54.6)        (18.4)          23.8
                                                                  ---------     ---------      ---------

Cash and Cash Equivalents:
Effect of exchange rate changes on cash                                (.4)           .6           (2.5)
                                                                  ---------     ---------      ---------
Net increase/(decrease)                                               (7.2)        (16.7)          24.5
Beginning of the year                                                 22.4          39.1           14.6
                                                                  ---------     ---------      ---------
       End of the year                                          $     15.2    $     22.4     $     39.1
                                                                  ===========   ===========    ===========

See notes to consolidated financial statements.

Income tax payments totaled $13.6 million in 1995, $31.7 million in 1994, and $59.2 million in 1993.

Interest payments totaled $45.0 million in 1995, $42.8 million in 1994, and $38.6 million in 1993.

Arvin Industries, Inc.
Notes to Consolidated Financial Statements

(Dollar amounts in millions unless noted otherwise)

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

Property, Plant and Equipment and Depreciation: Property, plant and equipment, including capital leases and significant additions or improvements extending asset lives, are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. The estimated service lives to compute depreciation range from 10 to 40 years for buildings and 7 to 12 years for machinery, equipment and fixtures. Where appropriate, the Company uses accelerated depreciation methods for tax purposes. Maintenance and repair costs are expensed as incurred.

Goodwill: Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over periods of generally 40 years.
The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows
(undiscounted and without interest charges) for individual business units may not be sufficient to support recorded goodwill. If undiscounted cash flows are not sufficient to support the recorded asset, an impairment is recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business unit.
Expected cash flows are discounted at a rate commensurate with the risk involved.

Foreign Currency : The Company uses the local currency as the functional currency for all of its consolidated operating subsidiaries outside of the United States.
Results are translated into U.S. dollars using monthly average exchange rates, while assets and liabilities are translated into U.S. dollars using year-end exchange rates. The resulting translation adjustments are recorded in a separate component of shareholders' equity. Net losses from foreign currency transactions of $4.0, $2.4, and $.8 million for 1995, 1994, and 1993, respectively, are included in net earnings.

Derivatives: Derivative financial instruments are used by the Company to manage foreign currency and interest rate exposures. The Company uses the designation method to qualify foreign currency and interest rate derivative transactions for hedge accounting treatment. Gains and losses on foreign currency hedges of existing assets and liabilities are included in the carrying amounts of those assets and liabilities and are recognized in income on a current basis, while gains and losses on anticipated debt issuance transactions are deferred and amortized as an adjustment to interest expense. Gains and losses on derivative transactions affecting anticipated foreign currency cash flows are also recognized in income on a current basis. Gains and losses on interest rate swap and option agreements, which qualify as hedges of existing liabilities, are deferred and are recognized as an adjustment to interest expense as realized over the lives of the agreements.

Pension Plans: Substantially all of the Company's employees in the United States are covered by non-contributory trusteed pension plans. Employees of certain of the Company's international operations are covered by either contributory or non-contributory trusteed pension plans. Benefits are based on, in the case of certain plans, final average salary and years of service and, in the case of other plans, a fixed amount for each year of service. Net periodic pension costs for 1995, 1994, and 1993 were determined using the Projected Unit Credit Cost method. The Company's funding policy provides that annual contributions to the pension trusts will be at least equal to the minimum amounts required by ERISA in the United States and actuarial recommendations or statutory requirements in other countries.

Research and Development Costs : Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income in 1995, 1994, and 1993 were $24.7, $22.8, and $17.6 million, respectively.

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

Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year: The Company's fiscal year ends on the Sunday nearest to December 31.

Note 2 - Acquisitions and Discontinued Operations:

During the third quarter of 1993, the Company combined the assets of its Calspan and SRL subsidiaries with the assets of Space Industries International, Inc. This transaction was accounted for as a purchase. As a result of the combination, the Company owned approximately 70 percent of the new company, Space Industries International, Inc.

During the third quarter of 1993, the Company also purchased
49.9 percent of European ride control manufacturer Way
Assauto S.r.l., located in Asti, Italy. Way Assauto manufactures principally for the original equipment market.

Also during the third quarter of 1993, the Company formed a 50/50 joint venture with Sogefi S.p.A., an Italian company.
The venture includes Sogefi's formerly wholly owned subsidiaries, Etablissements Rosi S.A. and Ansa Marmitte
S.p.A., and a portion of the operating assets of the Company's Timax business unit.

Non-cash assets acquired, liabilities assumed and minority interest arising from these 1993 transactions were $59.3, $3.6 and $55.7 million, respectively.

In the first quarter of 1994, the Company purchased 80 percent of the European exhaust manufacturer MTA S.r.l., located in Mosciano St. Angelo, Italy. MTA manufactures car exhaust down pipes, catalysts and other related parts.

During the fourth quarter of 1994, the Company purchased
49.9 percent of Autocomponents Suspension S.r.l., a ride control manufacturer in Melfi, Italy. Autocomponents
Suspension manufactures principally for the original equipment market and is accounted for under the equity method.

The Company sold its Schrader Automotive unit on February 16, 1995. Proceeds from the sale included $36.2 million cash and preferred stock and warrants with a face value of $8.5 million. The gain on the sale, recorded in the first quarter 1995, was $.7 million, net of tax. The results of Schrader have been classified as discontinued operations in the accompanying financial statements. Schrader's 1995 revenues through the sale date were $13.1 million. For fiscal 1994 and 1993, Schrader's revenues were $91.2 and $87.1 million, respectively. Income (Loss) from discontinued operations includes $.3 and $2.5 million for Schrader for 1994 and 1993, respectively. Income from disposal of discontinued operations related to Schrader includes $.7 and $.8 million for 1995 and 1994, respectively. The effective tax rate included in these amounts differs from the U.S. statutory rate due to rate differentials related to the non-U.S. subsidiaries of Schrader. In addition, the 1995 difference relates to an adjustment to tax liabilities arising from permanent book versus tax basis differences.

On September 29, 1995, the Company completed the sale of its ownership interest in Space Industries International, Inc.
(SIII) to a new company formed by the senior management of SIII for approximately $30.6 million in cash. In conjunction with the sale, the Company guaranteed a portion of the purchaser's debt (see Note 10). As a result of this guarantee, the Company has accounted for the SIII transaction following the treatment set forth in the Securities and Exchange Commission's Staff Accounting Bulletins - Topic 5E (SAB Topic 5E) "Accounting for divestiture of a subsidiary or other business operation." Accordingly, the assets of SIII at the sale date have been recorded under the caption "Assets of business transferred under contractual arrangements" with a corresponding amount recorded as "Liabilities and deferred credit of business transferred." A $1.6 million gain on sale of SIII has been separately deferred. The Company will continue to follow this accounting treatment until the amount of the outstanding debt guarantee declines to a level which permits the Company to record the transaction as a sale for accounting purposes.

The accompanying financial statements present the results of operations of SIII, previously reported as the Technology segment, as discontinued operations. SIII's revenues through the September 29, 1995 sale date were $95.5 million. Fiscal 1994 and 1993 revenues were $189.8 and $211.4 million, respectively. Income (Loss) from discontinued operations includes $.4, ($42.0) and ($.6) million for SIII for 1995, 1994 and 1993, respectively.

Note 3 - Restructuring and Special Charges

Results of continuing operations for 1994 include restructuring and special charges of $28.1 million. The components of the charges were as follows:

                       Automotive
                        Original      Automotive      Corporate
                        Equipment     Replacement     and Other      Total
---------------------------------------------------------------------------
Employee             $     2.1      $     5.3      $     ---      $     7.4
Separations
Asset Write-downs           .2            7.1            ---            7.3
Facility                   ---            5.6            ---            5.6
Consolidations
Other Special Charges      ---            ---            7.8            7.8
---------------------------------------------------------------------------
  Total              $     2.3      $    18.0      $     7.8      $    28.1
===========================================================================

The results of discontinued operations for 1994 also included restructuring and special charges totaling $53.0 million, which were primarily to reduce the carrying values of underperforming assets, including goodwill.

The workforce reductions and consolidation of manufacturing facilities and product lines announced as a part of the 1994 restructuring were substantially completed by year end 1995. The 1994 restructuring charge included employee separation costs based on the minimum levels that would be paid to the affected employees pursuant to the Company's workforce reduction program and contractual provisions of government programs for international business units. Additional severance expense in 1995, which was not permitted to be recognized in 1994 under generally accepted accounting principles, was $3.0 million, net of a $.6 million adjustment to reserves established in 1994. Cash expenditures during 1995 included $2.9 million for continuing operations' employees separated under the 1994 restructuring plan and $.5 million for employees in discontinued operations. The total number of actual employee separations was 308 versus 338 as a part of the plan. Nine employees of discontinued operations are included in both the actual and planned employee separations.

Facility consolidations took place in Europe, Canada, and the United States. Cash expenditures during the year to complete facility consolidations approximated $2.3 million for continuing and $.8 million for discontinued operations. Total restructuring expense of $4.7 million for 1995 includes $1.7 million of facility consolidations expense, net of $.5 million of income as a result of an adjustment to a facility consolidation reserve established in 1994.

The 1994 special charge of $7.8 million included increases in environmental and other reserves related primarily to the completion of a feasibility study which identified and estimated remediation costs at the Platt Saco Lowell site previously owned by the Company's Maremont subsidiary. During 1995, based upon a judgment entered against an Arvin subsidiary and assessments by legal counsel of other pending legal matters, the Company added $13.7 million ($3.5 million in the fourth quarter) to its litigation reserves. The 1995 results also include a special credit of $3.2 million as a result of a settlement with a party potentially liable for certain environmental costs.

Note 4 - Inventories:

The Company uses the dollar-value link chain method for calculating its LIFO inventories. It is impractical to classify LIFO inventories into the finished goods, work in process and raw material components since in determining the overall index, the Company uses the method of pooling by individual inventory components; e.g., steel, substrate, labor and overhead. The reduction in LIFO inventories increased pre-tax earnings in the amount of $.1 million in 1995, $1.2 million in 1994, and $.8 million in 1993.

Approximately $42.0 million and $49.2 million of total inventories at year-end 1995 and 1994 were stated on the LIFO method. The current costs of these inventories exceeded the LIFO value by approximately $4.6 million and $4.7 million at year-end 1995 and 1994, respectively.


Note 5 - Income Taxes:

Earnings from continuing operations before income taxes were as follows:

                                      1995       1994      1993
----------------------------------------------------------------
United States                      $   (8.9) $    29.2 $    45.0
International                          38.3        9.6      11.8
----------------------------------------------------------------
                                   $   29.4  $    38.8 $    56.8
================================================================

The provision for income taxes was as follows:

                                      1995       1994      1993
----------------------------------------------------------------
Current tax expense:
Federal                            $    (.3) $     9.0  $   12.6
State                                   1.2        2.2       2.2
International                          17.1       11.5       8.0

Deferred tax expense:
Federal                                (5.6)      (3.1)      1.0
State                                   (.6)       (.3)      ---
International                           (.6)      (3.1)      (.7)
----------------------------------------------------------------

Continuing operations provision    $   11.2  $    16.2  $   23.1
================================================================

The provision for income taxes was different from the U.S.
federal statutory rate applied to earnings from continuing operations before income taxes, and is reconciled as follows:

                                      1995       1994      1993
----------------------------------------------------------------
Statutory rate                         35.0%      35.0%     35.0%
State and local income taxes, net       2.8        3.0       2.5
International tax rate difference       1.0        7.5       3.2
Amortization of excess purchase         5.2        4.0       2.7
price
Foreign tax credit utilization,        (3.3)      (6.1)     (2.2)
net
Other items, net                       (2.7)      (1.7)      (.5)
----------------------------------------------------------------

Effective tax rate                     38.0%      41.7%     40.7%
================================================================

Deferred tax assets (liabilities) are comprised of the following at fiscal year end:

                                                 1995      1994
----------------------------------------------------------------
Gross deferred tax assets:
 Accrued employee benefits                   $    18.9  $   20.8
 Inventory and receivables                        10.2       8.0
 Environmental and other legal                    11.5       7.2
 Vacation pay accrued                               .8       1.0
    Other                                          4.0       5.4
 Net losses and tax credit carryforward           26.2       9.6
 Valuation allowance for deferred tax assets     (21.8)     (9.5)
----------------------------------------------------------------
  Deferred tax assets, net of valuation allowance
                                                  49.8      42.5
----------------------------------------------------------------

Gross deferred tax liabilities:
 Depreciation                                    (30.4)    (29.7)
 Pension                                          (1.4)     (2.8)
----------------------------------------------------------------
Gross deferred tax liabilities                   (31.8)    (32.5)
----------------------------------------------------------------

  Net deferred tax assets                    $    18.0  $   10.0
================================================================

During 1995, the Company increased the valuation allowance for deferred tax assets by $12.3 million. The increase was caused principally by the generation of a capital loss carryforward for tax purposes in 1995 upon the sale of Space Industries International, Inc.

Net operating loss, capital loss, and tax credit carryforwards available in various tax jurisdictions at December 31, 1995 expire in the amounts of $1.2, $1.8, $3.3,
$1.7, $15.7 and $2.5 million for the years 1996 through 2001 and beyond, respectively.

Realization of deferred tax assets is dependent upon taxable income within the carryback and carryforward periods available under the tax laws. Although realization of deferred tax assets in excess of deferred tax liabilities is not certain, management has concluded that it is "more likely than not" that the Company will realize the full benefit of U.S. deferred tax assets, except for approximately $11.4 million of capital loss carryforward. While in the aggregate, the Company's non-U.S. subsidiaries have generated cumulative taxable income over the last three years, certain international subsidiaries are in net operating loss carryforward positions. There is currently insufficient evidence as required by SFAS 109 to substantiate recognition of net deferred tax assets in the financial statements for those non-U.S. subsidiaries in a net operating loss carryforward position. Accordingly, a valuation allowance of $10.4 million has been recorded. It is reasonably possible that sufficient positive evidence could be generated in the near term at one or more of these non-U.S. subsidiaries to support a reduction in the valuation allowance. Increases in the valuation allowance at the Company's non-U.S. subsidiaries were $2.4, $2.9, and $6.4 million and reductions of valuation allowances were $1.5, $3.9, and $2.3 million for 1995, 1994, and 1993, respectively.

At year-end 1995, consolidated retained earnings included undistributed earnings of non-U.S. subsidiaries of approximately $97.1 million. These earnings are permanently invested and are not considered available for distribution to the parent company or will be remitted substantially free of additional U.S. income taxes. Accordingly, no provision has been made for income taxes that may be payable upon remittance of such earnings.

Note 6 - Borrowings:

At fiscal year-end, long-term debt consisted of:

                                                 1995      1994
----------------------------------------------------------------
Capital lease obligations (see Note 9)       $     5.4  $    6.2
9-5/8% medium-term notes due 1996                 15.0      15.0
9.97% notes due 1996                               ---      50.0
7.94% notes due 2005                              50.0       ---
6-7/8% notes due 2001                             74.9      74.9
9.8% - 9.98% medium-term notes due 1998           45.0      45.0
10% medium-term notes due 2000                    49.7      49.7
7-1/2% convertible subordinated
   debentures due 2014                            63.8      90.3
9-1/8% sinking fund debentures due 2017           28.4      29.4
10-3/8% Euro-Sterling Notes due 2018              43.5      47.4
Other                                              6.5      15.2
Less: Current maturities                         (21.5)     (6.8)
----------------------------------------------------------------
                                             $   360.7  $  416.3
================================================================


Maturities of long-term debt for fiscal 1996 through 2000 are $21.5, $6.6, $52.5, $7.3 and $57.6 million, respectively.

The Company has two revolving credit facilities totaling
$100 million, both with a termination date of August 25, 1997. At December 31, 1995, there were no borrowings under these facilities. In addition, the Company has uncommitted credit facilities totaling $279 million with various domestic and foreign banks. At December 31, 1995, borrowings under these facilities totaled $7.7 million.

The weighted average interest rates on short-term borrowings at December 31, 1995 and January 1, 1995 were 6.4 percent and 6.8 percent, respectively.

In October 1995 one of the Company's foreign subsidiaries issued $50 million principal amount of 7.94 percent notes due 2005 under a financing agreement guaranteed by the Company. In December 1995 the Company redeemed all of its
9.97 percent notes due 1996.

During 1995 and 1994, the Company repurchased approximately $26.5 million and $7.3 million, respectively, of its outstanding 7.5 percent convertible subordinated debentures. These convertible subordinated debentures, due 2014, are convertible into common shares at a rate of approximately
35.09 shares for each $1,000 debenture held. In 1995 and 1994, the Company also repurchased approximately $1.0 million and $17.2 million, respectively, of its outstanding 9 1/8 percent sinking fund debentures due 2017.

Note 7 - Financial Instruments and Risk Management:

The Company uses financial derivatives, including forward exchange contracts and options and interest rate swaps and options, to manage its global foreign exchange and interest
rate exposure.   The foreign exchange derivatives serve
primarily to protect the functional currency value of non-functional currency positions and anticipated transactions of the Company and its foreign subsidiaries. The interest rate derivative transactions are used principally to manage the Company's floating rate exposure target within parameters that are consistent with its long-term financial strategy and to hedge anticipated debt issuance transactions. Interest rate derivative contracts are linked to specific debt instruments. The Company does not hold or issue derivative financial instruments for trading purposes or use leveraged derivatives in its financial risk management program.

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

Interest Rate Risk Management: The Company had interest rate swap agreements totaling $246.6 and $247.0 million notional amount with commercial and investment banks (the counterparties) at December 31, 1995 and January 1, 1995, respectively. Under each swap, the Company agrees to exchange with the counterparties the difference between fixed rate and floating rate interest amounts calculated on the notional amounts. In each case, the floating rate is the LIBOR, reset every six months. At year end 1995, $171.6 million notional amount of the swap agreements effectively changed long-term debt issued by the Company or its subsidiaries from a fixed to a floating rate of interest. The average fixed interest rate received on such swaps during the year was 5.5 percent. The remaining $75.0 million of swaps at year-end 1995 result in the Company paying a fixed rate of interest while receiving a floating rate of interest. The average fixed interest rate paid on such swaps during the year was 8.4 percent. At January 1, 1995, the Company had $172.0 million notional amount of swap agreements which effectively changed its long-term debt from a fixed to a floating rate of interest. The average fixed rate received approximated 5.5 percent. The remaining $75.0 million of swaps at year-end 1994 resulted in the Company paying a fixed rate of interest while receiving a floating rate of interest. The average fixed rate paid during 1994 on such agreements was 8.4 percent. The net impact of the Company's interest rate hedging was $2.9 million expense, $2.4 million expense, and $3.4 million income in 1995, 1994, and 1993, respectively. During 1995, the Company used the short sale of U. S. Treasury securities to fix the effective interest cost of a new debt issue completed in October. There was no material gain or loss on this short sale, nor were there any such anticipatory hedges outstanding at either year end.

Foreign Exchange Risk Management:  At year-end 1995 and
1994, the Company had forward exchange contracts totaling
$55.2 and $44.1 million, respectively, to hedge certain financial and operating transactions denominated in currencies other than various functional currencies. The full amount of the forward contracts at year-end 1995 and 1994 hedged existing non-functional currency denominated assets and liabilities. Although the Company used forward contracts during 1995 and 1994 to hedge anticipated non-functional currency denominated transactions, there were none outstanding at either year-end. The forward exchange contracts are principally in the major European currencies, and are usually for a term not exceeding one year.

During 1995 and in prior years, the Company also used foreign exchange options to protect the U. S. dollar value of anticipated foreign currency earnings. These option contracts were principally in the major European currencies, and were written for a term of less than one year. There were no option contracts outstanding at year-end 1995 or 1994. The impact of the Company's hedging program on foreign exchange gains and losses was not material in any of the three years presented.

Fair Value of Financial Instruments: Interest rate swap agreements had a carrying value of a $.7 million liability at December 31, 1995. The fair value of these agreements approximated a $3.7 million liability at that date. At year-end 1994, the carrying and fair values for the swap agreements were a $1.5 and $11.4 million liability, respectively. Fair value of these agreements generally reflects the estimated amounts that the Company would pay to terminate the contracts at the reporting date. The original term of the interest rate swap agreements is typically three years. The maturities of the current swap agreements range from January 1996 to March 1997.

At December 31, 1995, the fair value of long-term debt, including that due within one year, approximated $414.2 million. The carrying value at that date was $382.2 million. At year-end 1994, the fair and carrying values of debt were $411.8 and $423.1 million, respectively. The fair value of debt was estimated for both years using quoted market prices and discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of lending arrangements. The differences between the carrying and fair values of the foreign exchange contracts at year-end 1995 and 1994 were not material.


Note 8 - Stock Options:

Two stock benefit plans for key employees have been authorized by the Company's shareholders. The Company's 1988 Stock Benefit Plan was amended in 1993 to increase the number of common shares that may be awarded under the Plan from 1,800,000 to 2,760,000. Stock options are granted at not less than the fair market value on the date of grant and therefore, in accordance with APB Opinion No. 25, no compensation expense is incurred in connection with these options. Options are exercisable one year after their grant date and generally expire ten years after that date.

                                      1995            1994            1993
-----------------------------------------------------------------------------
Options outstanding at
   beginning of year                2,096,339       1,936,595       1,897,022
Options granted                       325,450         345,850         467,050
Options exercised                     (65,092)        (86,598)       (385,450)
Options expired                       (85,647)        (99,508)        (42,027)
-----------------------------------------------------------------------------

Options outstanding at year-end     2,271,050       2,096,339       1,936,595
=============================================================================


Options available for grant at
    year-end                           62,915         324,245         573,545

Weighted average option prices
   per share:
      Granted                          $18.56          $25.00          $30.78
      Exercised                         16.47           18.10           21.34
      Expired                           24.08           23.93           28.89
      Outstanding                       25.07           25.77           25.47


Note 9 - Leases:

All non-cancelable leases with an initial term greater than one year have been classified as either capital or operating leases. Future minimum lease payments and related sublease income are as follows:

                                                           Operating Leases
                                             Capital      ------------------
                                              Leases      Rents    Subleases
-----------------------------------------------------------------------------
Fiscal year:
1996                                      $    1.2     $   10.0  $     .6
1997                                           1.2         12.2        .4
1998                                           1.1         10.5        .4
1999                                           1.1          9.5        .4
2000                                           1.8          8.4        .3
-----------------------------------------------------------------------------
Total minimum lease payments              $    6.4
  Less:  Amount representing interest          1.0
--------------------------------------------------
Present value of minimum lease payments        5.4
Included in short-term debt                     .8
--------------------------------------------------
Included in long-term debt                $    4.6
==================================================



Rent expense under operating leases was as follows:

                             1995       1994        1993
---------------------------------------------------------
Annual rent               $   17.5    $  15.1    $   15.4
  Less:  Sublease rent         2.1        2.1         2.5
---------------------------------------------------------
Net rent expense          $   15.4    $  13.0    $   12.9
=========================================================


Capital lease assets included in property, plant and equipment are as follows:

                                    1995      1994
---------------------------------------------------
Land                              $    --   $    .4
Buildings                              --       4.5
Machinery and equipment               6.3      13.6
---------------------------------------------------
                                      6.3      18.5
 Less: Accumulated depreciation        .8       8.7
---------------------------------------------------
                                  $   5.5   $   9.8
===================================================



Note 10 - Contingencies:

During the second quarter of 1995, a judgment for $8.0 million was entered for breach of contract against Maremont Corporation, an Arvin subsidiary, in favor of Chamberlain Manufacturing Corporation. The previously disclosed case grew out of the May 1987 sale of a Maremont unit, Saco Defense, Inc., to Chamberlain and relates to certain worker compensation cases which were pending at the time of the sale. In the fourth quarter of 1995, Chamberlain was awarded $4.4 million in connection with its petition for pre-judgment interest, costs and attorney fees related to this judgment. Based upon this judgment and award and revised assessments by legal counsel of other pending legal matters, the Company added $13.7 million during 1995 to previously established litigation reserves. The Company has filed an appeal with respect to the judgment and the post-judgment award.

Another previously disclosed suit, also filed by Chamberlain, is based on assertions that non-conforming products manufactured by Saco were shipped to the United
States government and that Maremont did not disclose this fact in connection with the May 1987 stock sale.
Chamberlain's claim includes recovery of costs and expenses incurred. The Company believes that it has meritorious defenses. Formal discovery has been completed in this matter. A June 1996 trial date has been set.

The Company is a participant with the EPA and the current owner of a site previously owned by the Company's Maremont subsidiary in a corrective action proceeding under the Resource Conservation and Environmental Recovery Act. In the fourth quarter of 1994, based on the results of an environmental study, the Company accrued for its share of the reasonably estimable minimum remediation costs at this site, which include costs incurred in connection with further studies and design of a remediation plan, remediation costs, including cleanup activities, and administrative, legal and consulting fees.

The Company is defending various environmental claims and legal actions that arise in the normal course of its business, including matters in which the Company has been designated a potentially responsible party at certain waste disposal sites or has been notified that it may be a potentially responsible party at other sites as to which no proceedings have been initiated. At a majority of these sites, the information currently available leads the Company to believe it has very limited or even de minimis responsibility. At other sites, the remediation method, amount of remediation costs, or the allocation among potentially responsible parties has not been determined. Where reasonable estimates are possible, the Company has provided for the costs of study, cleanup, remediation, and certain other costs, taking into account, as applicable, available information regarding site conditions, potential cleanup methods and the extent to which other parties can be expected to bear those costs.

At December 31, 1995, the Company had accrued $9.6 million for environmental remediation costs and $21.0 million for its estimated liability related to pending legal matters.
Given the inherent uncertainties in evaluating legal and environmental exposures, actual costs to be incurred in future periods may vary from the currently recorded estimates. The Company expects that any sum it may be required to pay in connection with legal and environmental matters in excess of the amounts recorded will not have a material adverse effect on its financial condition.

In conjunction with the September 29, 1995 sale of Space
Industries International, Inc., the Company guaranteed approximately $22.9 million of the purchaser's (Calspan SRL
Corporation) debt. The guarantee amount, which was $21.7 million at December 31, 1995, is scheduled to decline quarterly over a four year period before expiring on September 30, 1999. It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.

During the third quarter of 1995, the Company instituted a review of an underperforming 50 percent owned joint venture serving the European Original Equipment market. This review included discussions with its joint venture partners. These negotiations have encompassed, but have not been limited to, renegotiation of ownership percentages, additional capital contributions by the partners and alternative methods of making such additions, and renegotiations of the entity's current financing arrangements with its lending institutions. A decision on these alternative proposals has not been finalized and the outcome of these discussions remains unclear. The Company believes that a new arrangement is necessary for the entity to continue as a going concern. The Company's investment in this affiliate at December 31, 1995 was $13.9 million.

Note 11 - Pension Plans:

The Company has contributory and non-contributory defined benefit pension plans for its continuing operations. Plan benefits are paid through pension trusts that are sufficiently funded to ensure that the plans can pay benefits to retirees as they become due. Net pension expense for these plans consists of the following components:

                                  1995      1994      1993
-----------------------------------------------------------
Service cost                   $    7.6  $    8.5  $    7.0
Interest cost                      20.1      17.8      16.5
Actual (gain) loss on assets      (46.4)     14.9     (32.0)
Net amortization and deferral      22.7     (37.8)     11.8
-----------------------------------------------------------
   Net periodic pension cost   $    4.0  $    3.4  $    3.3
============================================================


The Company's pension obligations for its United States plans were projected to, and the assets were valued as of, the end of 1995 and 1994. The plan assets, comprised almost entirely of high grade stocks and bonds, included 1.2 and
1.3 million shares of the Company's common stock at year-end 1995 and 1994, respectively.

Assumptions used in determining the projected benefit obligation for the domestic and international plans are as follows:

                                             1995     1994     1993
--------------------------------------------------------------------
United States Plans
-------------------
Discount Rate for Obligations                7.00%    8.00%    7.50%
Expected Return on Plan Assets               9.00%    9.00%    9.00%
Average Salary Increases                     4.75%    4.75%    4.75%

International Plans
-------------------
Discount Rate for Obligations                8.00%    9.00%    7.50%
Expected Return on Plan Assets               9.00%    9.00%    9.00%
Average Salary Increases                     6.00%    7.00%    5.50%

The following tables summarize the funded status of the
Company's pension plans:
                                              Plans for       Plans for
                                                which           which
                                               assets        accumulated
                                               exceed         benefits
                                             accumulated       exceed
1995                                          benefits         assets
------------------------------------------------------------------------
Benefit obligation
   Vested                                 $      (148.1)  $      (103.9)
   Nonvested                                       (6.7)           (6.0)
------------------------------------------------------------------------
Accumulated benefit obligation                   (154.8)         (109.9)
Projected impact of future
  salary increases                                (24.0)            (.7)
------------------------------------------------------------------------
Projected benefit obligation                     (178.8)         (110.6)
Plan assets at market value                       181.2           103.6
------------------------------------------------------------------------
Funded Status                                       2.4            (7.0)
Unamortized initial asset                          (5.5)           (4.2)
Unrecognized (gain) loss                            2.4             4.6
Unrecognized prior service cost                     4.5             7.6
Additional minimum liability1                       ---            (7.3)
------------------------------------------------------------------------
Prepaid pension cost (pension liability)  $         3.8   $        (6.3)
========================================================================


                                              Plans for       Plans for
                                                which           which
                                               assets        accumulated
                                               exceed         benefits
                                             accumulated       exceed
1994                                          benefits         assets
------------------------------------------------------------------------
Benefit obligation
   Vested                                 $      (116.4)  $       (89.2)
   Nonvested                                       (7.4)           (6.4)
------------------------------------------------------------------------
Accumulated benefit obligation                   (123.8)          (95.6)
Projected impact of future
  salary increases                                (20.7)            (.7)
------------------------------------------------------------------------
Projected benefit obligation                     (144.5)          (96.3)
Plan assets at market value                       157.7            87.9
------------------------------------------------------------------------

Funded Status                                      13.2            (8.4)
Unamortized initial asset                          (6.4)           (4.7)
Unrecognized (gain) loss                           (1.5)            6.1
Unrecognized prior service cost                     4.3             7.3
Additional minimum liability1                       ---            (8.1)
------------------------------------------------------------------------
Prepaid pension cost (pension liability)  $         9.6   $        (7.8)
========================================================================


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

Note 12 - Other Postretirement Benefits:

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

The components of other postretirement benefit expense for continuing operations are as follows:

                                       1995       1994      1993
-----------------------------------------------------------------
Service cost                        $     .9   $    1.2  $    1.2
Interest cost                            2.7        2.6       2.9
Other                                    (.3)       ---       ---
-----------------------------------------------------------------
Total Cost                          $    3.3   $    3.8  $    4.1
=================================================================


The accumulated postretirement benefit obligation in the accompanying balance sheet is comprised of the following components:
                                               1995       1994
---------------------------------------------------------------
Retirees                                   $  (16.4)   $  (15.3)
Fully eligible active plan participants        (2.7)       (2.8)
Other active plan participants                (15.5)      (14.9)
---------------------------------------------------------------
Total accumulated postretirement benefit      (34.6)      (33.0)
obligation
Unrecognized net actuarial gains               (9.9)       (9.1)
---------------------------------------------------------------
Accrued postretirement benefit obligation  $  (44.5)   $  (42.1)
===============================================================


Future benefit costs for 1994 were estimated assuming medical costs would increase at a 12 percent annual rate for 1995 decreasing to a 6 percent annual growth rate ratably over the next 6 years and then remaining at a 6 percent growth rate thereafter. Future benefit costs for 1995 were estimated assuming medical costs would increase at a 10 percent annual rate for 1996 decreasing to a 5 percent annual growth rate ratably over the next 5 years and then remaining at a 5 percent growth rate thereafter. A one percent increase in this annual trend rate would have increased the accumulated postretirement benefit obligation at December 31, 1995 by 17.1 percent. The effect of this change on the aggregate of service and interest cost for 1995 would be an increase of 18.2 percent. The weighted average discount rate used to estimate the accumulated postretirement benefit obligation was 7 percent and 8 percent at year-end 1995 and 1994, respectively.

Certain of the Company's non-U.S. subsidiaries provide limited non-pension benefits to retirees in addition to government sponsored programs. The cost of these programs is not significant to the Company. Most retirees outside the United States are covered by government sponsored and administered programs.


Note 13 - Impact of New Accounting Standards:

In March 1995 the Financial Accounting Standards Board
(FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the expected undiscounted future cash flows is less than the carrying amount of an asset, an impairment loss is recognized. The Company adopted Statement No. 121 during fiscal 1995 with no material effect on financial position or results of operations.

In October 1995 the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation." This statement is effective for fiscal years beginning after December 15, 1995. The Company will continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company will adopt the additional disclosure requirements of Statement No. 123 in 1996.


Note 14 - Shareholders' Rights Plan:

In 1986, the Company declared a dividend of one Preferred Stock Purchase Right (Right) for each share of the Company's common stock, par value $2.50 per share, payable to shareholders of record on June 13, 1986. Each Right entitles its holder, until the earlier of June 13, 1996 and the redemption of the Right, to purchase one-hundredth of a share of the Company's Series C Junior Participating Preferred Stock, of which 500,000 shares are authorized. The exercise price is $90 per share, subject to certain anti-dilution provisions. The Rights have no voting power.

The Rights are currently not exercisable, certificates representing the Rights have not been issued, and the Rights automatically trade with the Company's common shares. The Rights become exercisable in the event of an attempt by a person or group to acquire beneficial ownership of 20 percent or more of the outstanding common stock on terms not approved by the Company's Board of Directors. The Rights, if exercised, will result in substantial dilution. The Rights are redeemable upon approval by the Board of Directors for $.10 per Right at any time prior to acquisition by a person or group of beneficial ownership of 20 percent or more of the Company's common shares, at which time they become non-redeemable. The Rights expire on June 13, 1996.

In February 1989 the Company's Board approved an amendment to these Rights which entitles current shareholders to buy the Company's common shares at a reduced price should a third party acquire a 20 percent or more ownership.

In November 1994 the Company's Board approved a second amendment to these Rights which allows for the Company's
Board to exchange each Right for one share of common stock following a triggering acquisition; eliminates an exception to its "flip-in" provision; adds an inadvertent acquisition exception; and allows for reduction of the triggering threshold to 10 percent.


Note 15 - Concentrations of Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base includes most significant automotive manufacturers and a large number of well known jobbers, distributors, and installers of automotive replacement parts in North America and Europe. The Company generally does not require collateral and the majority of its trade receivables are unsecured. Although the Company is directly affected by the financial well-being of the automotive industry, management does not believe significant credit risk exists at December 31, 1995.

The Company relies on several key vendors to supply its primary raw material needs for each of its markets.
Although there are a limited number of manufacturers in each market capable of supplying these needs, the Company believes that other suppliers could provide for the Company's needs on comparable terms. Abrupt changes in the supply flow could, however, cause a delay in manufacturing and a possible inability to meet sales commitments on schedule or a possible loss of sales, which would effect operating results adversely.


Note 16 - Business Segments:

The Company is engaged in the manufacture and sale of automotive parts and other products and services, primarily in the United States and Europe.

                                                         1995       1994       1993
-------------------------------------------------------------------------------------
Net Sales:
     Automotive Original Equipment                    $ 1,337.2 $  1,194.7 $  1,042.9
     Automotive Replacement                               629.2      654.8      597.9
-------------------------------------------------------------------------------------
       Total net sales                                $ 1,966.4 $  1,849.5 $  1,640.8
=====================================================================================


Operating Income from Continuing Operations
     Automotive Original Equipment                    $    67.8 $     70.9 $     64.1
     Automotive Replacement                                31.7       33.2       49.0
-------------------------------------------------------------------------------------
        Operating income by segment                        99.5      104.1      113.1
Less:
     Expenses unrelated to segments                        16.7       12.6        7.3
     Corporate general and administrative                  12.2       12.6       16.0
     Net interest expense                                  41.2       40.1       33.0
-------------------------------------------------------------------------------------
        Earnings from continuing operations
            before income taxes                       $    29.4 $     38.8 $     56.8
=====================================================================================



Identifiable assets:
    Automotive Original Equipment                     $   711.4  $   650.4  $   588.1
    Automotive Replacement                                326.7      338.9      286.8
-------------------------------------------------------------------------------------
      Total identifiable assets                         1,038.1      989.3      874.9
    General Corporate and Discontinued Operations(1)      252.9      242.2      299.2
-------------------------------------------------------------------------------------
      Total assets                                    $ 1,291.0  $ 1,231.5  $ 1,174.1
=====================================================================================



Depreciation and amortization:
    Automotive Original Equipment                     $    53.0  $    46.2  $    40.7
    Automotive Replacement                                 19.1       23.6       21.3
    General Corporate and Discontinued Operations           2.8        8.4        8.0
-------------------------------------------------------------------------------------
      Total depreciation and amortization             $    74.9  $    78.2  $    70.0
=====================================================================================



Additions to property, plant and equipment:
    Automotive Original Equipment                     $    79.3  $    80.0  $    60.3
    Automotive Replacement                                 19.2       20.2       27.3
    General Corporate and Discontinued Operations           2.0        6.4        5.3
-------------------------------------------------------------------------------------
      Total capital additions                         $   100.5  $   106.6  $    92.9
=====================================================================================

1    Consists primarily of cash and cash equivalents,
prepaid expenses, non-current assets, net assets of discontinued operations, and assets of business transferred under contractual arrangements.

Sales exported out of the United States and sales between business segments (affiliated customers) were not significant and are thus not separately reported.
Information on the Company's geographic areas is as follows:

                                                          1995        1994        1993
----------------------------------------------------------------------------------------
Net sales:
     United States                                    $  1,129.4  $  1,130.7  $  1,015.2
     Europe                                                635.0       523.1       442.5
     Other                                                 202.0       195.7       183.1
----------------------------------------------------------------------------------------
        Total net sales                               $  1,966.4  $  1,849.5  $  1,640.8
========================================================================================


Operating Income from continuing operations:
     United States                                    $     44.6  $     63.8  $     81.4
     Europe                                                 39.8        27.7        16.5
     Other                                                  15.1        12.6        15.2
----------------------------------------------------------------------------------------
        Operating Income                              $     99.5  $    104.1  $    113.1
========================================================================================


Identifiable assets:
     United States                                    $    506.8  $    493.8  $    434.6
     Europe                                                470.8       428.6       367.9
     Other international                                    60.5        66.9        72.4
----------------------------------------------------------------------------------------
       Total identifiable assets                      $  1,038.1  $    989.3  $    874.9
========================================================================================


Sales to two customers, primarily in the  Automotive
Original Equipment segment, exceeded 10 percent of total net sales from continuing operations in 1995, 1994 and 1993, as follows:

                        1995              1994              1993
------------------------------------------------------------------------
                            % of               % of                % of
                 Amount    Sales     Amount    Sales     Amount    Sales
                --------   -----    --------   -----    --------   -----
Customer one    $  379.4   19.3%    $  326.8   17.7%    $  292.7   17.8%
Customer two       243.3   12.4%       202.2   10.9%       195.4   11.9%
------------------------------------------------------------------------
                $  622.7   31.7%    $  529.0   28.6%    $  488.1   29.7%
========================================================================



Note 17 - Investments in Affiliates:

Included in Arvin's continuing operations at December 31, 1995, are equity interests of 50 percent or less owned companies engaged in the production and distribution of automotive exhaust and ride control products. Amounts presented include the accounts of the following equity affiliates: Etablissements Rosi S.A. (50%), Ansa Marmitte
S.p.A. (50%), Arvin Sango, Inc. (50%), Way Assauto S.r.l.
(49.9%), Schmitz & Brill GmbH (50%), Gabriel Mexico S.A.
(40%), Fric Rot S.A.I.C. (31.43%), Gabriel de Venezuela
(41.91%) and Gabriel India, LTD. (25%). The Company holds numerous other, smaller equity investments at a 40 to 50 percent ownership level.

As of December 31, 1995 and January 1, 1995, the excess of cost over acquired net assets for companies accounted for by the equity method was $36.5 million and $37.6 million, respectively. In 1995 and 1994, the Company received dividends from affiliates of $2.9 and $1.6 million, respectively.

Summarized financial information of the affiliates is as follows:


Condensed Statement of Operations:              1995      1994      1993
-------------------------------------------------------------------------
Net sales                                    $  557.1  $  507.0  $  361.6
Gross profit                                     95.3      87.9      71.1
Net earnings                                      9.1      13.2      14.0


Condensed Statement of Financial Condition:     1995      1994      1993
-------------------------------------------------------------------------
Current assets                               $  247.3  $  204.0  $  175.5
Non-current assets                              177.6     173.7     173.7
-------------------------------------------------------------------------
                                             $  424.9  $  377.7  $  349.2
=========================================================================


Current liabilities                          $  162.0  $  118.8  $   98.5
Non-current liabilities                         137.3     133.5     135.6
Shareholders' equity                            125.6     125.4     115.1
-------------------------------------------------------------------------
                                             $  424.9  $  377.7  $  349.2
=========================================================================

                    Report of Independent Accountants




To the Shareholders and Board of Directors
Arvin Industries, Inc.


In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Arvin Industries, Inc. and its subsidiaries at December 31, 1995 and January 1, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Space Industries International, Inc., an approximately 70% owned subsidiary sold on September 29, 1995 (see notes 2 and 10 to consolidated financial statements), as of and for the two years ended January 1, 1995. Such statements reflect total assets of $74.3 million at January 1, 1995, which are included in net assets of discontinued operations, and net sales of $190.4 million and $212.0 million for the years ended January 1, 1995 and January 2, 1994, respectively, which are included in income from discontinued operations. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion herein, insofar as it relates to the amounts included for Space Industries International, Inc. as of and for the two years ended January 1, 1995, is based solely on the report of other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.





Price Waterhouse LLP
Indianapolis, Indiana
January 30, 1996

Arvin Industries, Inc.
Schedule II
Valuation and Qualifying Accounts
(Dollars in millions)

                                                  Additions
                                     Balance     Charged to   Charged to   Deductions   Balance at
                                    Beginning      Profit        Other        from        End of
 Description                         of Year      or Loss      Accounts     Reserves       Year
 -----------                         -------      -------      --------     --------       ----

Year Ended December 31, 1995
----------------------------
Allowance for doubtful accounts      $  3.8       $  2.5       $   .1 (1)   $  2.2 (2)   $  4.2
Accumulated amortization of
  goodwill                           $ 26.6       $  4.7       $  ---       $  ---       $ 31.3
Valuation allowance for deferred
  tax assets                         $  9.5       $ 13.8       $  ---       $  1.5       $ 21.8

Year Ended January 1, 1995
--------------------------
Allowance for doubtful accounts      $  2.6       $  1.9       $   .5 (1)   $  1.2 (2)   $  3.8
Accumulated amortization of
  goodwill                           $ 22.0       $  4.7       $  ---       $   .1 (3)   $ 26.6
Valuation allowance for deferred
  tax assets                         $ 10.5       $  2.9       $  ---       $  3.9       $  9.5

Year Ended January 2, 1994
--------------------------
Allowance for doubtful accounts      $  3.4       $  1.1       $  ---       $  1.9 (2)   $  2.6
Accumulated amortization of
  goodwill                           $ 17.6       $  4.4       $  ---       $  ---       $ 22.0
Valuation allowance for deferred
  tax assets                         $  6.4       $  6.4       $  ---       $  2.3       $ 10.5

(1)  Includes translation adjustment.

(2) Includes accounts charged off, net of recoveries and reclassification of reserves.

(3)  Includes fully amortized goodwill written off.

QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data for 1995 and 1994 are as follows:
(Dollars in millions, except per share amounts)


                             1st Quarter       2nd Quarter       3rd Quarter       4th Quarter
                           ---------------   ---------------   ---------------   ---------------
                            1995     1994     1995     1994     1995     1994     1995     1994
                            ----     ----     ----     ----     ----     ----     ----     ----

Net sales                $  494.2 $  426.4 $  509.7 $  488.7 $  462.1 $  452.7 $  500.4 $  481.7

Gross profit                 60.6     62.1     70.2     77.8     58.2     66.9     69.7     69.0

Earnings (Loss)
  Continuing operations       2.6      5.4      5.2     14.4      2.7      9.9      7.4    (5.2)
  Net                         5.1      5.3      5.6     14.0      1.0      9.8      7.4   (45.5)

Earnings (Loss)
  per common share

  Primary
   Continuing operations $    .12 $    .24 $    .23 $    .65 $    .12 $    .45 $    .33 $  (.23)
   Net                        .23      .24      .25      .63      .04      .44      .33   (2.03)

  Fully Diluted
   Continuing operations      .12      .24      .23      .61      .12      .43      .33    (.23)
   Net                        .23      .24      .25      .59      .04      .42      .33   (2.03)

Note 1: Earnings (Loss) from continuing operations for 1995 includes restructuring and special charges and credits, net of $2.1, $8.4, ($4.6) and $5.3 million in quarters one, two, three and four, respectively.

Note 2: Earnings (Loss) from continuing operations in the fourth quarter of 1994 includes restructuring and special charges and credits, net of $28.1.





Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

None.

                        Part III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

Information regarding Directors of the Registrant is contained in the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 18, 1996, under the captions "Election of Directors" and "Compliance with Forms 3, 4 and 5 Reporting
Requirements", and is incorporated herein by reference.

Item 11. Executive Compensation
-------------------------------

This information is contained in the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 18, 1996 under the caption "Executive Compensation" (exclusive of the portion under the subcaption "Report of the Compensation Committee on Executive Compensation") and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

This information is contained in the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 18, 1996 under the captions "Certain Beneficial Owners" and "Election of Directors" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

See Notes 2 and 10 to the Consolidated Financial Statements, Item 8 herein, with respect to the Company's sale of its ownership interest in Space Industries International, Inc. to Calspan SRL Corporation of which Joseph P. Allen, a director of Arvin, is president, chief executive officer and a shareholder.

                                 Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

(a) (1) Financial Statements
        --------------------
The following financial statements are filed as part of this report See index to Consolidated Financial Statements in Item 8.

    Consolidated Statement of Operations for each of the three years in the period ended December 31, 1995

    Consolidated Statement of Financial Condition at
       December 31, 1995 and January 1, 1995

    Consolidated Statement of Shareholders' Equity for each of the three years in the period ended December 31, 1995

    Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1995

    Notes to Consolidated Financial Statements

    Report of Independent Accountants


(a) (2) Financial Statement Schedules
        -----------------------------

Financial Statement Schedules:
    For each of the three years in the period ended December 31, 1995
        II  Valuation and Qualifying Accounts

The registrant's Consolidated Financial Statement schedules are included in Item 8 herein.

(a) (3) Exhibits
        --------

The exhibits filed as a part of this Annual Report on Form 10-K are:

Exhibit                                     Incorporated Herein By
Number    Exhibit                           Reference as Filed With
------    -------                           -----------------------

 3(A)     Amended and Restated Articles of  1990 Form 10-K as Exhibit
          Incorporation and Amendments      3(A)
          Thereto

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

 4(A)     Indenture dated as of March 1,    Registration Statement No.33-
          1987 relating to $200 million     10941 as Exhibit 4
          aggregate principal amount debt
          securities

 4(B)     Indenture dated as of July 10,    Registration Statement No.33-
          1989 relating to 7.5 percent      29230 as Exhibit 4.5
          Convertible Subordinated
          Debentures due 2014

 4(C)     Indenture dated July 3, 1990      Registration Statement No.33-
          relating to Debt Securities of    34818 as Exhibit 4(a)
          Arvin Overseas Finance B.V.,
          unconditionally guaranteed by
          Arvin Industries, Inc.

 4(D)     Indenture dated July 3, 1990      Registration Statement No.33-
          relating to Senior Debt           53087 as Exhibit 4-4
          Securities.

 4(E)     Rights Agreement, as amended      Form 8-K dated June 16, 1986
                                            Form 8-K dated February 28,
                                            1989 Form 10-Q for the third
                                            quarter ended 10-2-94 as
                                            Exhibit 4

10(A)  *  1978 Stock Option Plan for        1980 Form 10-K as Exhibit
          Officers and Key Employees        10(A)
          -Amendments                       1982 Form 10-K as Exhibit
                                            10(A),  Form 10-Q for the
                                            first quarter ended 4-1-84
                                            as Exhibit 10(A), Form 10-Q
                                            for the first quarter ended
                                            4-5-87 as Exhibit 10(A)

10(B) *   Management Incentive Plans        filed herewith as Exhibit
                                            10(B)

10(C) *   Employment Agreement with Byron   Form 10-Q for the third
          O. Pond dated October 31, 1993    quarter ended 10-4-93 as
                                            Exhibit 10(F)

10(D) *   Unfunded Deferred Compensation    1982 Form 10-K as Exhibit
          Plan for Directors                10(D)

10(E)  *  1988 Arvin Industries, Inc.       1991 Form 10-K as Exhibit
          Stock Benefit Plan                10(E)
          -Amendments                       Form 10-Q/A for the quarter
                                            ended July 4, 1993 as
                                            Exhibit 10(E)

11        Computation of Earnings Per       filed herewith as Exhibit 11
          Share

12        Computation of Ratios             filed herewith as Exhibit 12

21        Subsidiaries of the Registrant    filed herewith as Exhibit 21

23(A)     Consent of Independent            filed herewith as Exhibit
          Accountants                       23(A)

23(B)     Consent of Independent            filed herewith as Exhibit
          Accountants                       23(B)

23(C)     Independent Auditors' Report      filed herewith as Exhibit
          and Consent of Independent        23(C)
          Accountants

27        Financial Data Schedule           filed herewith as Exhibit 27

* This exhibit is a management contract or compensatory plan or arrangement.


(b) Reports on Form 8-K
    -------------------

     Report Dated - August 23, 1995
     Report Filed - August 24, 1995
     Item 5 Reported - On August 23, 1995, Space Industries International, Inc. ("SIII"), an approximately 70% owned subsidiary of Arvin Industries, Inc. ("Arvin"), announced that SIII had entered into an agreement and plan of merger ("Agreement") with new companies formed by senior management of SIII. The Agreement provided for the acquisition of SIII's outstanding capital and preferred stock for an aggregate of approximately $42.6 million. Upon completion of the merger, Arvin would guarantee a portion of the new companies' debt incurred in connection with the merger, amounting to $22.9 million at closing and declining on a quarterly basis over four years.

     Report Dated - September 29, 1995
     Report Filed - October 4, 1995
     Items 5 and 7 Reported - Arvin Industries, Inc. reported it sold its 70 percent ownership in Space Industries International, Inc. ("SIII") to a group formed by SIII senior management. Upon completion of the sale, the new company changed its name to Calspan SRL Corporation.

     Report Dated - September 29, 1995
     Report Filed - November 15, 1995
     Items 2 and 7 Reported - This Form 8-K/A amended the Form 8-K dated September 29, 1995 and filed October 4, 1995. This amendment supplemented the information previously provided under Item 5 and the exhibits filed therewith. Included in this amendment were Item 2, pro forma financial information (Item 7(b)), and additional exhibits (Item 7(c)).


     Report Dated - October 19, 1995
     Report Filed - November 28, 1995
     Items 5 and 7 Reported - The Board of Directors of the registrant adopted amendments to Sections 2.2 and 2.5 of its Amended and Restated By-Laws at a regular meeting thereof, held on October 19, 1995. The effect of the amendment to Section 2.2, as amended, was to provide that the annual meeting of shareholders shall generally be held on the third Thursday in April of each year. The effect of the amendment to Section 2.5, as amended, was to clarify the requirement that the record date be not more than 70 nor less than 10 days before the date of the meeting or event. This requirement has no application to the declaration of dividends.

     Report Dated - November 15, 1995
     Report Filed - November 15, 1995
     Items 5 and 7 Reported - On November 15, 1995, Arvin Industries, Inc. announced that it had changed the presentation of its unaudited financial statements for the three and nine months ended October 1, 1995 to reflect, as an unconsolidated subsidiary, the results of Arvin Sango Inc., a 50 percent owned subsidiary, which had been previously consolidated by the Company for the period beginning January 2, 1995.

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

                         R.A. Smith
                         Vice President-Finance & Chief
                          Financial Officer




          by:        /s/    W. M. Lowe, Jr.
                         ____________________________________________

                         W. M. Lowe, Jr.
                         Controller & Chief Accounting Officer



Date:  March 22, 1996

The signatures that follow constitute a majority of the Board of Directors of the Registrant.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



/s/ B. O. Pond                                       March 20, 1996
---------------------------------------------       ----------------
B. O. Pond
Chairman of the Board of Directors
and Chief Executive Officer

/s/ J. K. Baker                                      March 20, 1996
---------------------------------------------       ----------------
J. K. Baker
Vice-Chairman of the Board of Directors

/s/ V. W. Hunt                                       March 20, 1996
---------------------------------------------       ----------------
V. W. Hunt
President and Director

/s/ R. A. Smith                                      March 20, 1996
---------------------------------------------       ----------------
R. A. Smith
Vice President-Finance, Chief Financial
Officer and Director

/s/ I. W. Gorr                                       March 20, 1996
---------------------------------------------       ----------------
I. W. Gorr
Director

/s/ F. R. Meyer                                      March 20, 1996
---------------------------------------------       ----------------
F. R. Meyer
Director

/s/ A. R. Velasquez                                  March 20, 1996
---------------------------------------------       ----------------
A. R. Velasquez
Director