Form 10-Q
period 1996-03-31
ARVIN INDUSTRIES INC
filed 1996-05-14
CIK 7636

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                            FORM 10-Q

Mark one
[ X ]   Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the Quarterly period ended March 31, 1996 or


[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934


                  Commission File Number 1-302
                                         -------


                     ARVIN INDUSTRIES, INC.
                     -----------------------
     (Exact name of registrant as specified in its charter)

             Indiana                       35-0550190
            --------                       -----------
 (State or other jurisdiction of        (I.R.S. Employer
 incorporation  or organization)       Identification No.)


   One Noblitt Plaza, Box 3000
          Columbus, IN                     47202-3000
 ------------------------------            -----------
 (Address of principal executive           (Zip Code)
            offices)




                          812-379-3000
                          -------------
       (Registrant's telephone number including area code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [ X ]  No  [   ]

As of May 5, 1996, the Registrant had outstanding 22,287,512
Common Shares (excluding treasury shares), $2.50 par value.



                        Table of Contents
                        -----------------

                                                            Page
Part I.  Financial Information                               No.
- ------------------------------

Item 1.    Financial Statements

       Consolidated Statement of Operations for the Three
        Months Ended March 31, 1996 and April 2, 1995          3

       Consolidated Statement of Financial Condition at
        March 31, 1996 and December 31, 1995                   4

       Consolidated Statement of Cash Flows for the Three
        Months Ended March 31, 1996 and April 2, 1995          5

       Condensed Notes to Consolidated Financial Statements    6

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations      8


Part II. Other Information
- --------------------------

Item 1.    Legal Proceedings                                  12
Item 2.    Changes in Securities                              12
Item 6.    Exhibits and Reports on Form 8K                    12





                                Part I

Item 1:  Financial Statements

                        Arvin Industries, Inc.
                Consolidated Statement of Operations
          (Dollars in millions, except per share amounts)
                            Unaudited


                                                               Three Months Ended
                                                              --------------------
                                                             March 31,      April 2,
                                                               1996           1995
                                                             --------       --------
Net Sales                                                $      511.6   $      494.2
Costs and Expenses:
  Cost of goods sold                                            450.0          433.6
  Selling, operating general and administrative                  36.4           38.6
  Corporate general and administrative                            3.5            2.1
  Restructuring charges                                           --             2.1
  Interest expense                                                9.9           11.1
  Interest income                                                 (.4)           (.3)
  Other expense, net                                              3.5            1.9
                                                             --------       --------
                                                                502.9          489.1
                                                             --------       --------
Earnings from Continuing
 Operations Before Income Taxes                                   8.7            5.1
  Income taxes                                                   (3.2)          (1.9)
  Minority share of income                                        (.8)           (.7)
  Equity income of affiliates                                     1.2             .1
                                                             --------       --------
Earnings from Continuing Operations                               5.9            2.6
                                                             --------       --------

  Income from discontinued operations, net of
    income taxes of $.0 and $1.1, respectively                    --             1.8
  Income from disposal of discontinued operations,
    net of income taxes of $.0 and $.2, respectively              --              .7
                                                             --------       --------
Net Earnings                                             $        5.9   $        5.1
                                                             ========       ========

Earnings Per Common Share
  Primary:
    Continuing Operations                                $        .26   $        .12
    Discontinued Operations                                       --             .11
                                                             --------       --------
       Total - primary                                   $        .26   $        .23
                                                             ========       ========
  Fully Diluted:
    Continuing Operations                                $        .26   $        .12
    Discontinued Operations                                       --             .11
                                                             --------       --------
       Total - fully diluted                             $        .26   $        .23
                                                             ========       ========

Average Common Shares Outstanding (000's)
  Primary                                                      22,333         22,348
  Fully Diluted                                                24,578         25,371

Dividends per common share declared                      $        .19   $        .19

See notes to consolidated financial statements.

                Arvin Industries, Inc.
     Consolidated Statement of Financial Condition
    (Dollars in millions, except per share amounts)
                       Unaudited
                                                              As of          As of
                                                             3/31/96       12/31/95
                                                             --------       --------
Assets

Current Assets:
  Cash and cash equivalents                              $        4.1   $       15.2
  Receivables, net of allowances of $5.7 as of
    March 31, 1996 and $4.2 as of December 31, 1995             301.6          276.0
  Inventories                                                   113.3          111.8
  Other current assets                                           77.3           80.5
                                                             --------       --------
    Total current assets                                        496.3          483.5
Non-Current Assets:                                          --------       --------
  Property, plant and equipment:
   Land, buildings, machinery & equipment                       944.3          937.0
    Less: Allowance for depreciation                            497.9          487.6
                                                             --------       --------
                                                                446.4          449.4
  Goodwill, net of amortization of $32.4 as of
    March 31, 1996 and $31.3 as of December 31, 1995            144.8          146.0
  Investment in affiliates                                       92.6           92.4
  Assets of business transferred under
    contractual arrangements                                     72.4           72.4
  Other assets                                                   54.5           47.3
                                                             --------       --------
     Total non-current assets                                   810.7          807.5
                                                             --------       --------
                                                         $    1,307.0   $    1,291.0
                                                             ========       ========
Liabilities and Shareholders' Equity

Current Liabilities:
  Short-term debt                                        $       42.6   $       41.6
  Accounts payable                                              235.4          216.7
  Accrued expenses                                               99.1           97.3
  Income taxes payable                                            6.5            9.4
                                                             --------       --------
    Total current liabilities                                   383.6          365.0
                                                             --------       --------
Long-term employee benefits                                      53.0           52.7
Other long-term liabilities                                      15.1           13.6
Long-term debt                                                  358.0          360.7
Liabilities and deferred credit of
  business transferred                                           72.4           72.4
Minority interest                                                31.8           31.5
Shareholders' Equity:
  Common shares ($2.50 par value)                                60.6           60.6
  Capital in excess of par value                                207.4          207.4
  Retained earnings                                             197.8          196.2
  Cumulative translation adjustment                             (28.9)         (24.6)
  Common shares held in treasury (at cost)                      (43.8)         (44.5)
                                                             --------       --------
    Total shareholders' equity                                  393.1          395.1
                                                             --------       --------
                                                         $    1,307.0   $    1,291.0
                                                             ========       ========

See notes to consolidated financial statements.



                 Arvin Industries, Inc.
          Consolidated Statement of Cash Flows
                  (Dollars in millions)
                        Unaudited

                                                                    Three Months Ended
                                                                    --------------------
                                                                    March 31,   April 2,
                                                                      1996        1995 (1)
                                                                    --------------------
Operating Activities:
  Net earnings                                                    $     5.9   $     5.1
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
  Depreciation                                                         18.5        19.0
  Amortization                                                          1.4         1.5
  Long-term employee benefits                                           0.3        (1.9)
  Equity earnings of affiliates                                        (1.2)       (0.1)
  Minority interest                                                     0.8         1.6
  Other                                                                 2.9        (1.4)
  Changes in operating assets and liabilities,
   net of reclassifications:
    Receivables                                                       (28.2)      (24.5)
    Inventories and other current assets                               (8.2)      (26.4)
    Accounts payable and other accrued expenses                        23.4        14.1
    Income taxes payable and deferred taxes                            (2.6)        3.0
                                                                    --------    --------
      Net Cash Provided By/(Used For) Operating Activities             13.0       (10.0)
                                                                    --------    --------
  Investing Activities:
  Purchase of property, plant and equipment                           (19.7)      (18.4)
  Proceeds from sale of property, plant and equipment                   0.6         0.8
  Cash proceeds from sale of business, net of cash balances            ---         36.2
  Other                                                                 0.1        ---
                                                                    --------    --------
      Net Cash Provided By/(Used For) Investing Activities            (19.0)       18.6
                                                                    --------    --------

  Financing Activities:
  Change in short-term debt, net                                        0.2         3.1
  Principal payments on long-term debt                                 (1.2)       (8.9)
  Dividends paid                                                       (4.2)       (4.2)
  Other                                                                 0.3        ---
                                                                    --------    --------
   Net Cash Used For Financing Activities                              (4.9)      (10.0)
                                                                    --------    --------

  Cash and Cash Equivalents:
  Effect of exchange rate changes on cash                              (0.2)       (0.9)
                                                                    --------    --------
  Net decrease                                                        (11.1)       (2.3)
  Beginning of the period                                              15.2        22.4
                                                                    --------    --------
      End of the Period                                           $     4.1   $    20.1
                                                                    ========    ========

(1) Certain amounts have been reclassified to conform with current year presentation.

See notes to consolidated financial statements.





ARVIN INDUSTRIES, INC.
- ----------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

Note 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto appearing in the Company's annual report on Form 10-K for the year ended December 31, 1995.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods reported have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year ending December 29, 1996.

Note 2. There were options for 2.3 and 2.1 million common shares outstanding as of March 31, 1996 and April 2, 1995, respectively. Earnings per share calculations include dilutive options in the determination of the weighted average common and common equivalent shares outstanding. Interest paid, net of tax, on the
7.5 percent convertible subordinated debentures is added to net earnings in calculating fully diluted earnings per share.

Note 3. The Company uses the method of pooling, by individual natural inventory components (e.g., steel, substrate, labor and overhead), in computing an overall weighted average LIFO index. The index is applied to the total dollar value of the ending inventory. This method of pooling makes it impractical to classify LIFO inventories into the finished goods, work in process and raw material components.

Note 4. The Company is defending various environmental claims and legal actions that arise in the normal course of its business, including matters in which the Company has been designated a potentially responsible party at certain waste disposal sites or has been notified that it may be a potentially responsible party at other sites as to which no proceedings have been initiated.
At a majority of these sites, the information currently available leads the Company to believe it has very limited or even de minimis responsibility. At other sites, neither the remediation method, amount of remediation costs nor the allocation among potentially responsible parties has been determined. Where reasonable estimates are possible, the Company has provided for the costs of study, cleanup, remediation, and certain other costs, taking into account, as applicable, available information regarding site conditions, potential cleanup methods and the extent to which other parties can be expected to bear those costs.

The Company is a participant with the EPA and the current owner of a site previously owned by the Company's Maremont subsidiary in a corrective action proceeding under the Resource Conservation and Recovery Act. The Company has accrued for its share of the reasonably estimable minimum remediation costs at this site, which include costs incurred in connection with further studies and design of a remediation plan, remedial costs, including cleanup activities, and administrative, legal and consulting fees. Given the inherent uncertainties in evaluating legal and environmental exposures, actual costs to be incurred in future periods may vary from the currently recorded estimates. The Company expects that any sum it may be required to pay in connection with legal and environmental matters in excess of the amounts recorded will not have a material adverse effect on its financial condition.

Two previously disclosed suits filed by Chamberlain Manufacturing Corporation were settled after the end of the first quarter. Both claims grew out of the May 1987 sale of a Maremont unit, Saco Defense, Inc., to Chamberlain and relate to (i) certain worker compensation cases pending at the time of the sale and (ii) assertions of nonconforming products being shipped to the U.S. government prior to the sale. The settlement, which includes dismissal of all litigation, was within amounts previously reserved for this litigation and will not have a significant impact on the Company's results of operations.

Note 5. In conjunction with the September 29, 1995 sale of Space Industries International, Inc., the Company guaranteed approximately $22.9 million of the purchaser's (Calspan SRL Corporation) debt. The guarantee amount, which was $20.5 million at March 31, 1996, is scheduled to decline quarterly over a four year period before expiring on September 30, 1999. It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.

During the third quarter of 1995, the Company instituted a review of an underperforming 50 percent owned joint venture serving the European Original Equipment market. The Company's previously disclosed negotiations have been satisfactorily concluded, and an agreement in principle has been reached with its joint venture partner and lending institutions for the restructuring of the joint venture's debt. The agreement, which is pending regulatory approval, is expected to be finalized by June 30, 1996. The agreement will not have a material impact on the Company's financial statements.

Note 6. Changes in Shareholders' Equity
(Dollars in millions)
                                  For the Three Months Ended
                                        3/31/96  4/2/95
                                        ------   ------

Beginning balance                       $ 395.1 $  396.3
Exercise of stock options                    .1       .0
Cash dividends                             (4.2)    (4.2)
Net earnings                                5.9      5.1
Translation adjustments during
 the period                                (4.3)     2.4
Shares contributed to employee
 benefit plan                                .5      1.0
                                          ------   ------
  Total shareholders' equity            $ 393.1 $  400.6
                                          ======   ======



Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Review

(Dollar amounts in tables in millions)

Overview

Arvin recorded sales of $511.6 million for the first quarter of 1996, a four percent increase over first quarter 1995 sales of $494.2 million. Original equipment sales increased more than $20 million, despite lower North American vehicle production resulting from the General Motors strike. The Company estimates that it lost approximately $12 million of revenues as a result of the General Motors work stoppage. Original equipment sales benefited from higher sales volumes in Europe, reflecting the Company's increased market penetration, coupled with a 6.8 percent increase in European new car registrations.

First quarter 1996 earnings from continuing operations of $5.9 million represent a $3.3 million increase from first quarter 1995 results, despite the negative effect of General Motors work stoppage. Replacement operating profits rebounded on relatively flat sales as the Company's North American replacement businesses started to recover from 1995's poor results by significantly reducing new business costs, while benefiting from restructuring actions initiated late in 1994.

Currency fluctuations did not have a material impact on the comparative balances of consolidated sales or consolidated operating income in the first quarter of 1996.

Results of Operations
                                First Quarter    First Quarter
Net Sales by Segment                 1996             1995
- ----------------------          ---------------   --------------
Automotive Original Equipment   $367.4     72%    $345.4     70%
Automotive Replacement           144.2      28     148.8      30
                                ------    ----    ------    ----
   Total                        $511.6    100%    $494.2    100%
                                ======    ====    ======    ====

                                First Quarter    First Quarter
Operating Income by Segment (1)      1996             1995
- --------------------------------  -------------   --------------
Automotive Original Equipment     $16.4    67%    $18.2     91%
Automotive Replacement              7.9     33      1.8       9
                                 ------   ----    -----    ----
   Total                          $24.3   100%    $20.0    100%
                                 ======   ====    =====    ====
(1) Reflects income from continuing operations prior to Corporate allocated expenses.

Automotive Original Equipment ("OE"): First quarter 1996 OE sales of $367.4 million were six percent higher than the first quarter 1995 sales of $345.4 million. The increase was primarily the result of significant new business in the European Union and the demand for higher quality original equipment parts. First quarter European car registrations increased 6.8 percent during the quarter, when compared to the first quarter of last year. Sales increases related to the Company's increased volume in the European Union approximated $22 million. Of those sales increases, approximately $7 million were related to the overall European market growth. Offsetting the European increases were reduced sales from lower North American vehicle production, which was largely due to the first quarter General Motors work stoppage. It is estimated that the General Motors work stoppage had a negative $12 million impact on the Company's first quarter sales. Price increases and concessions, net, had an insignificant impact on the quarter's sales.

Operating profit from the OE segment was negatively impacted by an estimated $12 million of lost revenues associated with the General Motors strike and related disruptions to Arvin's OE business units, including re-allocation of workers, freight penalties, and other costs related to the sudden interruption of business. Absent the negative impact of the General Motors strike and related costs, the Company believes that the OE segment operating profit would have increased 4-6% over that of the prior year. Improvements were realized from increased European unit sales and improved margins in the North American ride control business. Employee wage increases were offset by improvements in employee productivity and material prices have moderated and decreased somewhat as compared to the prior year.

Automotive Replacement ("Replacement"): Replacement sales of $144.2 million for the first quarter 1996 decreased three percent when compared to the prior year first quarter sales of $148.8 million, despite the overall two percent positive effect on sales of price increases. The Company's total volume decline of approximately $10 million was most pronounced in the North American aftermarket. The European replacement exhaust market also reported a slight decline in volume. The Company believes that these volume declines are primarily a result of continued weakness in these markets.

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

Operating profit for the replacement market rebounded from $1.8 million in the first quarter of 1995 to $7.9 million in the first quarter of 1996. While volume declines had an estimated $4.2 million negative impact on operating profit, the North American market started to recover from poor results in 1995 by reducing new business costs $3.5 million . Price increases in both exhaust and ride control contributed approximately $3.4 million to the improved operating profit. Additionally, productivity improvements in excess of wage increases contributed approximately $2.2 million and material price decreases contributed approximately $.6 million to the first quarter operating profit improvement.

Corporate General and Administrative expenses increased $1.4 million in the first quarter of 1996. The increase was primarily attributable to expenditures for employee costs and professional services.

Interest Expense decreased 11 percent or $1.2 million in the first quarter of 1996 when compared to the first quarter of 1995.
The increase was a result of lower average borrowing rates on lower average outstanding debt.

Other Expenses, net increased $1.6 million in the first quarter of 1996. The increase was primarily a result of gains on fixed asset sales reported in 1995, increased contributions in 1996, and the write-off of certain deferred expenses in 1996.

Equity Income of Affiliates increased $1.1 million in the first quarter of 1996 when compared to the first quarter of 1995. The increase is primarily attributable to improved operating results, as a result of higher sales volumes in the Company's North American original equipment exhaust joint venture. Other significant improvements in operating results were noted in Brazil (OE exhaust), Italy (OE ride control and aftermarket exhaust) and Argentina (OE ride control).

During the third quarter of 1995, the Company instituted a review of an underperforming 50 percent owned joint venture serving the European Original Equipment market. The Company's previously disclosed negotiations have been satisfactorily concluded, and an agreement in principle has been reached with its joint venture partner and lending institutions for the restructuring of the joint venture's debt. The agreement, which is pending regulatory approval, is expected to be finalized by June 30, 1996. The agreement will not have a material impact on the Company's financial statements.


Financial Condition

Liquidity During the first quarter of 1996, accounts receivable and accounts payable both increased by approximately nine percent, primarily as a result of the seasonal increase in March over December sales. Days sales outstanding at the end of the first quarter were 54.2 days compared to 50.7 days at the end of 1995. (See the Consolidated Statement of Cash Flows for a detailed analysis of changes in cash.) Working capital decreased $5.9 million and the current ratio stayed constant at 1.3 at the end of the first quarter 1996 when compared to the end of 1995. The Company's debt to capital ratio was 48.5 percent at both the end of the first quarter 1996 and the end of 1995.

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

Hedging The Company uses derivative financial instruments from time-to-time to hedge certain financial and operating transactions denominated in currencies other than functional currencies. The Company believes that adequate controls are in place to monitor these activities which are not financially material.

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

The Company is a participant with the EPA and the current owner of a site previously owned by the Company's Maremont subsidiary in a corrective action proceeding under the Resource Conservation and Recovery Act. The Company has accrued for its share of the reasonably estimable minimum remediation costs at this site, which include costs incurred in connection with further studies and design of a remediation plan, remedial costs, including cleanup activities, and administrative, legal and consulting fees. Given the inherent uncertainties in evaluating legal and environmental exposures, actual costs to be incurred in future periods may vary from the currently recorded estimates. The Company expects that any sum it may be required to pay in connection with legal and environmental matters in excess of the amounts recorded will not have a material adverse effect on its financial condition.

Two previously disclosed suits filed by Chamberlain Manufacturing Corporation were settled after the end of the first quarter. Both claims grew out of the May 1987 sale of a Maremont unit, Saco Defense, Inc., to Chamberlain and relate to (i) certain worker compensation cases pending at the time of the sale and (ii) assertions of nonconforming products being shipped to the U.S. government prior to the sale. The settlement, which includes dismissal of all litigation, was within amounts previously reserved for this litigation and will not have a significant impact on the Company's results of operations.

Outlook The 1994 restructuring plan has been completed and is expected to result in improved earnings for the Company in 1996. The Company believes that previously published analyst estimates of earnings per share for 1996 are achievable. The Company forecasts reflected in these forward looking statements are, however, based on a number of important factors which are not controlled by the Company. In the OE markets, these factors include, but are not limited to, economic conditions in the Company's primary markets, strikes or other work stoppages affecting the Company's major customers or suppliers and the level of consumer demand for new automobiles equipped with the Company's parts. The replacement market is dependent on the level of consumer demand for the Company's aftermarket products, which varies based upon such factors as general economic conditions, the severity of winter weather and the average age of automobiles in the Company's primary markets.

Other Matters: In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation." This statement is effective for fiscal years beginning after December 15, 1995. The Company will continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company will adopt the additional disclosure requirements of Statement No. 123 in 1996.

                             Part II

Item 1. Legal Proceedings

Two previously disclosed suits filed by Chamberlain Manufacturing Corporation were settled after the end of the first quarter.
Both claims grew out of the May 1987 sale of a Maremont unit, Saco Defense, Inc., to Chamberlain and relate to (i) certain worker compensation cases pending at the time of the sale and
(ii) assertions of nonconforming products being shipped to the U.S. government prior to the sale. The settlement, which includes dismissal of all litigation, was within amounts previously reserved for this litigation and will not have a significant impact on the Company's results of operations.

Item 2. Changes in Securities

The Company's report on Form 8-K dated May 10, 1996, reporting an amendment to the Rights Agreement, is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

a.  Exhibits
03  Amended and Restated By-Laws  Incorporated herein by
                                  reference as filed on
                                  Form 8-K dated May 10, 1996
11  Computation of Earnings
     Per Share                    filed herewith as Exhibit 11
27  Financial Data Schedule       filed herewith as Exhibit 27





b.  Reports Filed on Form 8-K
None




                           Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.





               Arvin Industries, Inc.




            by:   /s/  Richard A. Smith
               ____________________________

               Richard A. Smith
               Vice President-Finance & Chief
                 Financial Officer




            by:   /s/  William M. Lowe, Jr.
               ______________________________

               William M. Lowe, Jr.
               Controller & Chief Accounting Officer



Date:  May 14, 1996