Form 10-Q
period 1996-06-30
ARVIN INDUSTRIES INC
filed 1996-08-14
CIK 7636

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                            FORM 10-Q

Mark one
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 30, 1996 or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  Commission File Number 1-302



                     ARVIN INDUSTRIES, INC.
                  ____________________________
     (Exact name of registrant as specified in its charter)

             Indiana                         35-0550190
          ____________                     ______________
 (State or other jurisdiction of          (I.R.S. Employer
 incorporation  or organization)        Identification No.)


   One Noblitt Plaza, Box 3000
          Columbus, IN                       47202-3000
  _____________________________            ______________
 (Address of principal executive             (Zip Code)
            offices)




                          812-379-3000
                       ___________________
       (Registrant's telephone number including area code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [ X ]  No  [   ]

As of August 4, 1996, the Registrant had outstanding 22,448,596
Common Shares (excluding treasury shares), $2.50 par value.



                        Table of Contents


Part I.  Financial Information                           Page
                                                          No.
Item 1.    Financial Statements

       Consolidated Statement of Operations for the
        Three Months and Six Months Ended
        June 30, 1996 and July 2, 1995                      3

       Consolidated Statement of Financial Condition
        at June 30, 1996 and December 31, 1995              4

       Consolidated Statement of Cash Flows for the
        Six Months Ended June 30, 1996 and
        July 2, 1995                                        5

       Condensed Notes to Consolidated Financial
        Statements                                          6

Item 2.    Management's Discussion and Analysis of
 Financial Condition and Results of Operations              8


Part II. Other Information

Item 4.    Submission of Matters to a Vote of
 Security Holders                                          13
Item 6.    Exhibits and Reports on Form 8K                 13




                                Part I
Item 1:  Financial Statements

                       Arvin Industries, Inc.
                 Consolidated Statement of Operations
           (Dollars in millions, except per share amounts)
                              Unaudited

                                                                       Three Months Ended   Six Months Ended
                                                                       -------------------- --------------------
                                                                       June 30,  July 2,     June 30,   July 2,
                                                                        1996      1995         1996      1995
                                                                       -------- --------     --------  --------
Net Sales                                                             $ 583.3 $    509.7  $   1,094.9 $ 1,003.9
Costs and Expenses:
 Cost of goods sold                                                     504.7      439.5        954.7     873.2
 Selling, operating general and administrative                           38.9       38.1         75.3      76.7
 Corporate general and administrative                                     3.9        3.1          7.4       5.2
 Restructuring charges                                                    --         1.5          --        3.6
 Special charges (credits)                                                (.7)       6.9          (.4)      6.9
 Interest expense                                                        10.3       11.0         20.2      22.1
 Interest income                                                          (.2)       (.2)         (.6)      (.5)
 Other expense, net                                                       1.8        2.0          5.0       3.9

                                                                       -------- --------     --------  --------
                                                                        558.7      501.9      1,061.6     991.1
Earnings from Continuing                                               -------- --------     --------  --------
 Operations Before Income Taxes                                          24.6        7.8         33.3      12.8
 Income taxes                                                            (9.1)      (2.9)       (12.3)     (4.8)
 Minority share of income                                                (1.1)       (.7)        (1.9)     (1.4)
 Equity income (loss) of affiliates                                       (.3)       1.0           .9       1.1
                                                                       -------- --------     --------  --------
Earnings from Continuing Operations                                      14.1        5.2         20.0       7.7
                                                                       -------- --------     --------  --------

 Income from discontinued operations, net of
   income taxes of $.0, $.1, $.0 and $1.2, respectively                   --          .4          --        2.2
 Income from disposal of discontinued operations,
   net of income taxes of $.0, $.0, $.0 and $.2, respectively             --         --           --         .7
                                                                       -------- --------     --------  --------
Net Earnings                                                          $  14.1 $      5.6  $      20.0 $    10.6
                                                                       ======== ========     ========  ========

Earnings Per Common Share
 Primary:
   Continuing Operations                                              $   .63 $      .23  $       .89 $     .35
   Discontinued Operations                                                --         .02          --        .13
                                                                       -------- --------     --------  --------
      Total - primary                                                 $   .63 $      .25  $       .89 $     .48
                                                                       ======== ========     ========  ========
 Fully Diluted:
   Continuing Operations                                              $   .60 $      .23  $       .87 $     .35
   Discontinued Operations                                                --         .02          --        .13
                                                                       -------- --------     --------  --------
      Total - fully diluted                                           $   .60 $      .25  $       .87 $     .48
                                                                       ======== ========     ========  ========

Average Common Shares Outstanding (000's)
 Primary                                                               22,449     22,387       22,391    22,368
 Fully Diluted                                                         24,689     25,265       24,633    25,318

Dividends Declared per Common Share                                   $   .19 $      .38  $       .38 $     .57

See notes to consolidated financial statements.

                        Arvin Industries, Inc.
            Consolidated Statement of Financial Condition
           (Dollars in millions, except per share amounts)
                              Unaudited

                                                                                  As of       As of
                                                                                 6/30/96     12/31/95
                                                                                --------     --------
Assets
Current Assets:
 Cash and cash equivalents                                                    $     12.8  $      15.2
 Receivables, net of allowances of $7.5 as of
  June 30, 1996 and $4.2 as of December 31, 1995                                   361.5        276.0
 Inventories                                                                       114.3        111.8
 Other current assets                                                               76.5         80.5
                                                                                --------     --------
   Total current assets                                                            565.1        483.5
                                                                                --------     --------

Non-Current Assets:
 Property, plant and equipment:
  Land, buildings, machinery & equipment                                           973.7        937.0
   Less: Accumulated depreciation                                                  511.6        487.6
                                                                                --------     --------
                                                                                   462.1        449.4

 Goodwill, net of amortization of $33.6 as of
  June 30, 1996 and $31.3 as of December 31, 1995                                  156.7        146.0
 Investment in affiliates                                                           81.2         92.4
 Assets of business transferred under
   contractual arrangements                                                         72.4         72.4
 Other assets                                                                       53.5         47.3
                                                                                --------     --------
   Total non-current assets                                                        825.9        807.5
                                                                                --------     --------
                                                                              $  1,391.0  $   1,291.0
                                                                                ========    ========

Liabilities and Shareholders' Equity
Current Liabilities:
 Short-term debt                                                              $     41.7  $      41.6
 Accounts payable                                                                  271.2        216.7
 Accrued expenses                                                                  112.6         97.3
 Income taxes payable                                                               12.0          9.4
                                                                                --------     --------
   Total current liabilities                                                       437.5        365.0
                                                                                --------     --------

Long-term employee benefits                                                         68.0         52.7
Other long-term liabilities                                                         16.3         13.6
Long-term debt                                                                     357.3        360.7
Liabilities and deferred credit of business transferred                             72.4         72.4
Minority interest                                                                   35.5         31.5
Shareholders' Equity:
 Common shares ($2.50 par value)                                                    60.6         60.6
 Capital in excess of par value                                                    207.6        207.4
 Retained earnings                                                                 207.6        196.2
 Cumulative translation adjustment                                                 (31.4)       (24.6)
 Common shares held in treasury (at cost)                                          (40.4)       (44.5)
                                                                                --------     --------
   Total shareholders' equity                                                      404.0        395.1
                                                                                --------     --------

                                                                              $  1,391.0  $   1,291.0
                                                                                ========    ========

See notes to consolidated financial statements.




                   Arvin Industries, Inc.
            Consolidated Statement of Cash Flows
                   (Dollars in millions)
                         Unaudited

                                                                    Six Months Ended
                                                                    --------------------
                                                                    June 30,    July 2,
                                                                      1996      1995 (1)
                                                                    --------------------
Operating Activities:
 Net earnings                                                     $    20.0   $    10.6
 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation                                                        37.0        36.0
   Amortization                                                         2.8         3.1
   Long-term employee benefits                                           .4        (1.4)
   Equity earnings of affiliates                                        (.9)       (1.1)
   Minority interest                                                    1.9         2.4
   Common stock contributed to employee benefit plan                    3.3         1.0
   Other                                                                4.6        (4.3)
   Change in working capital components excluding
    effects of acquisitions and reclassifications:
      Receivables                                                     (51.7)      (17.5)
      Inventories and other current assets                              5.3       (18.1)
      Accounts payable and other accrued expenses                      26.7         8.7
      Income taxes payable and deferred taxes                           3.2         1.0
                                                                    --------    --------
          Net Cash Provided By Operating Activities                    52.6        20.4
                                                                    --------    --------

Investing Activities:
   Purchase of property, plant and equipment                          (36.2)      (40.3)
   Proceeds from sale of property, plant and equipment                  1.3          .8
   Cash proceeds from sale of business, net of cash balances            2.0        36.2
   Other                                                                1.2         1.6
                                                                    --------    --------
          Net Cash Used For Investing Activities                      (31.7)       (1.7)
                                                                    --------    --------

Financing Activities:
   Change in short-term debt, net                                     (11.2)       17.0
   Principal payments on long-term debt                                (3.4)      (16.1)
   Dividends paid                                                      (8.5)       (8.5)
   Other                                                                 .2         (.2)
                                                                    --------    --------
          Net Cash Used For Financing Activities                      (22.9)       (7.8)
                                                                    --------    --------

Cash and Cash Equivalents:
   Effect of exchange rate changes on cash                              (.4)         .5
                                                                    --------    --------
   Net increase (decrease)                                             (2.4)       11.4
   Beginning of the period                                             15.2        22.4
                                                                    --------    --------
          End of the Period                                       $    12.8   $    33.8
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods reported have been included. Except for the restructuring and special charges described in Note 5 and in Management's Discussion and Analysis, all such adjustments are of a normal recurring nature.

The results of operations for the three and six months ended June
30, 1996 are not necessarily indicative of the results to be expected for the full year ending December 29, 1996.

Note 2. There were options for 2.2 and 2.0 million common shares outstanding as of June 30, 1996 and July 2, 1995, respectively. Earnings per share calculations include dilutive options in the determination of the weighted average common and common equivalent shares outstanding. Fully diluted earnings per share calculations include dilutive options and assume conversion of the 7.5% convertible subordinated debentures in the determination of the weighted average common and common equivalent shares outstanding. Interest paid, net of tax, on the 7.5 percent convertible subordinated debentures is added to net earnings in calculating fully diluted earnings per share.

Note 3. The Company uses the method of pooling, by individual natural inventory components (e.g., steel, substrate, labor and overhead), in computing an overall weighted average LIFO index. The index is applied to the total dollar value of the ending inventory. This method of pooling makes it impractical to classify LIFO inventories into their finished goods, work in process and raw material components.

Note 4. In June, 1996, the Company increased their ownership in Way Assauto S.r.l. from 49.9% to 54.9%. The purchase price of $8.0 million is included in "Accrued Expenses" on the June 30, 1996 Consolidated Statement of Financial Condition. The assets and liabilities of Way Assauto and the minority share ownership of these assets and liabilities are included in the June 30, 1996 Consolidated Statement of Financial Condition. Non-cash assets acquired, liabilities assumed and minority interest included in the June 30, 1996 Consolidated Statement of Financial Condition were $72.8, $65.2 and $3.4 million, respectively. Goodwill resulting from this transaction of $7.7 million will be amortized using the straight-line method over a forty year period.

Note 5. The Company is defending various environmental claims and legal actions that arise in the normal course of its business, including matters in which the Company has been designated a potentially responsible party at certain waste disposal sites or has been notified that it may be a potentially responsible party at other sites as to which no proceedings have been initiated.
At a majority of these sites, the information currently available leads the Company to believe it has very limited or even de minimis responsibility. At other sites, neither the remediation method, amount of remediation costs nor the allocation among potentially responsible parties has been determined. Where reasonable estimates are possible, the Company has provided for the costs of study, cleanup, remediation, and certain other costs, taking into account, as applicable, available information regarding site conditions, potential cleanup methods and the extent to which other parties can be expected to bear those costs.

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

Two previously disclosed suits filed by Chamberlain Manufacturing Corporation were settled during the second quarter. Both suits grew out of the May 1987 sale of a Maremont unit, Saco Defense, Inc., to Chamberlain and related to (i) certain worker compensation cases pending at the time of the sale and (ii) assertions of nonconforming products being shipped to the U.S. government prior to the sale. The settlement, which included dismissal of all litigation, was within amounts previously reserved for this litigation and did not have a significant impact on the Company's results of operations.

Note 6. In conjunction with the September 29, 1995 sale of Space Industries International, Inc., the Company guaranteed approximately $22.9 million of the purchaser's (Calspan SRL Corporation) debt. The guarantee amount, which was $19.3 million at June 30, 1996, is scheduled to decline quarterly over a four year period before expiring on September 30, 1999. It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.

During the third quarter of 1995, the Company instituted a review of an underperforming 50 percent owned joint venture serving the European Original Equipment market. The Company's previously disclosed negotiations have been satisfactorily concluded and approved by regulatory agencies. An agreement has been reached with the Company's joint venture partner and lending institutions for the restructuring of the joint venture's debt. The agreement did not have a material impact on the Company's financial statements.

Note 7.  Changes in Shareholders' Equity
(Dollars in millions)
                                         For the Six Months Ended
                                         ------------------------
                                               6/30/96  7/2/95
                                               -------  ------
Beginning balance                            $   395.1 $  396.3
Exercise of stock options                           .5      .7
Purchase of treasury stock                          .0    (.2)
Common stock dividends declared                  (8.5)  (12.7)
Net earnings                                      20.0    10.6
Translation adjustments during the period        (6.8)      .8
Common stock contributed to Arvin
 Foundation                                         .4      .0
Common stock contributed to employee
 benefit plan                                      3.3     1.0
                                               -------  ------
  Total shareholders' equity                 $   404.0 $  396.5
                                                ======   ======



Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations

Financial Review

(Dollar amounts in tables in millions)

Overview

Arvin recorded sales of $1,094.9 million for the six months ended June 30, 1996, a $91.0 million, or nine percent, increase over sales during the same period in 1995. During the second quarter, Arvin recorded sales of $583.3 million, a $73.6 million, or 14 percent, increase over the second quarter 1995 sales. The primary reason for the sales increases was significant volume increases in the European original equipment exhaust business which exceeded the overall European market's growth, resulting in improved market share. New business and a shift to higher quality products in the North American original equipment exhaust business also had a significant positive impact on the Company's sales.

For the six months ended June 30, 1996, earnings from continuing operations increased $12.3 million, to $20.0 million. During the second quarter, Arvin's earnings from continuing operations increased $8.9 million, to $14.1 million. The replacement segment operating profits, the primary driver of the increase, rebounded on relatively flat sales as the Company's North American replacement businesses started to recover from 1995's poor results by significantly reducing new business costs, while benefiting from restructuring actions initiated late in 1994.

Several actions were taken during the current quarter to enhance the Company's global market presence in the production of exhaust systems and catalytic converters. In April, the Company signed a letter of intent with Shanghai Xian Hua Automotive Fittings Industry (Group) Company of Shanghai, China. In May, the Company signed a Memorandum of Understanding with Anand Group to form a joint venture in India. In June, the Company formed a joint venture company, Able-Arvin Company Limited, which will be located just outside of Bangkok, Thailand. There were no cash investments as a result of these agreements during the second quarter.


Results of Operations
                         Second Quarter       First Six Months
Net Sales by Segment     1996       1995       1996       1995
- ---------------------   ------    ------     -------      ------
Automotive Original
 Equipment              $399.6    $338.1    $  767.0    $  683.5
Automotive Replacement   183.7     171.6       327.9       320.4
                        ------    ------     -------     -------
   Total                $583.3    $509.7    $1,094.9    $1,003.9
                        ======    ======     =======     =======

Operating Income by        Second Quarter     First Six Months
 Segment (1)                 1996    1995      1996      1995
- ---------------------       -----    -----     -----     -----
Automotive Original
 Equipment                  $18.8    $16.3     $35.2     $34.5
Automotive Replacement       20.9     13.6      28.8      15.4
                            -----    -----     -----     -----
   Total                    $39.7    $29.9     $64.0     $49.9
                            =====    =====     =====     =====
(1) Reflects income from continuing operations prior to Corporate allocated expenses.

Currency fluctuations, resulting from a stronger U.S. dollar, reduced the level of consolidated sales by $11.8 million during the second quarter and $12.2 million for the six months ended June 30, 1996. Currency fluctuations also reduced consolidated operating income by $1.3 million and $1.5 million during the second quarter and for the first six months of 1996, respectively.


Automotive Original Equipment ("OE"): Sales in the OE segment were $767.0 million for the first six months of 1996, representing an increase of $83.5 million or 12 percent over the prior year. The year to date increase reflects market growth in the Company's OE markets, the Company's growing market share and a continuing trend toward higher quality and higher priced original equipment parts. Offsetting these strong positive trends were minor price concessions, which averaged less than one percent. The Company's total OE volume increased approximately
8.3 percent for the period, outpacing market growth for the six month period. During the same period, European car registrations increased 4.8 percent and vehicle production in the U.S. and Canada fell 3.5 percent.

Second quarter OE sales were $399.6 million, an increase of 18 percent, or $61.5 million over those of the prior year. Price concessions, which averaged less than one percent, were more than offset by volume gains of almost 17 percent. The Company estimates that its volume increases to OE market customers grew at a rate which was more than twice the estimated overall market growth for the three month period.

Operating profit in the OE segment increased $.7 million in the first six months when compared to the same period of 1995. Increased volume contributed approximately $4.8 million to increased operating profit, however price reductions cost an estimated $5.5 million. Ongoing productivity gains were offset by the productivity losses caused by the General Motors strike in the first quarter, estimated at $2.5 million. The cost of labor increased $6.4 million. Negotiated material cost decreases contributed an estimated $4.7 million to the six month period. Operating profit in the prior year's six month period was reduced by foreign exchange losses, stemming primarily from the Company's Mexican operations. Currency transaction gains and losses were minimal in the current period, which improved operating profit by $1.2 million. A stronger U.S. dollar results in lower reported earnings from the Company's foreign subsidiaries. This translation effect reduced current period earnings by $.9 million. Operating profit in the prior year's six month period included early retirement expenses of $1.7 million. There were no comparable restructuring costs in the current year. The trend toward higher quality automotive parts also contributed to improved earnings in the current year.

Operating profit in the OE segment increased $2.5 million during the second quarter of 1996 as compared to the same period of 1995. Increased volume contributed approximately $5.6 million to increased operating profit, however price reductions cost an estimated $3.6 million. Productivity gains offset increases in the cost of labor. Negotiated material cost decreases contributed $3.3 million to the quarter. The negative effect of the strong dollar on the translation of foreign earnings was $.8 million. Net losses on tooling write-offs and asset sales in 1995 and 1996 resulted in a $2.6 million reduction in the current quarter's operating profit.

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

Automotive Replacement ("Replacement"): Replacement sales of $327.9 million for the six months ended June 30, 1996 increased two percent over sales of $320.4 million during the same period
in 1995.   Price increases contributed $12.5 million to sales
during the first six months; however, a $4.2 million impact from a reduction in volume partially offset this positive sales movement.

Replacement sales during the second quarter of $183.7 million increased seven percent over sales of $171.6 million during the same period in 1995. Increased unit volume contributed $7.2 million and price increases contributed an additional $5.9 million to sales during the quarter.

Operating profit for the replacement segment rebounded from $15.4 million during the first six months of 1995 to $28.8 million during the first six months of 1996. In addition to the price increases mentioned above, productivity improvements in excess of wage increases contributed approximately $2.7 million and negotiated material price decreases contributed another $1.2 million to the improvement in operating profit for the first six months. Volume declines had an estimated $1.7 million negative impact and additions to accounts receivable reserves reduced profits an estimated $3.1 million. The Company's North American exhaust operation continued to recover from its poor results in 1995 by reducing new business costs $4.9 million. The negative effect of the strong dollar on the translation of foreign earnings was $.6 million.

Operating profit for the replacement market increased $7.3 million during the second quarter to $20.9 million. In addition to price increases in both exhaust and ride control, productivity improvements, in excess of wage increases, contributed $.8 million to the second quarter operating profit and increased volume added another $1.3 million. The Company's North American exhaust operation continued to recover from poor results in 1995 by reducing new business costs during the second quarter by $3.4 million. The negative effect of the strong dollar on the translation of foreign earnings was $.5 million.

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

Corporate General and Administrative expenses increased $2.2 million during the first six months and $.8 million during the second quarter of 1996. The increases were primarily attributable to expenditures for employee costs and investor and community relations expenses.

Restructuring Charges: The workforce reductions and consolidation of manufacturing facilities and product lines related to the 1994 restructuring plan were substantially completed in 1995. There were no charges related to the 1994 restructuring plan included in the 1996 results of operations.

Special Charges (Credits): Special credits reflected in 1996 are primarily the result of a second quarter insurance settlement, which on a year-to-date basis is partially offset by first quarter legal and environmental accruals pertaining to previously disclosed suits. The 1995 special charge of $6.9 million represents a second quarter charge as a result of a judgment against an Arvin subsidiary for breach of contract in connection with the 1987 sale of Saco Defense, Inc. This litigation was settled in the second quarter of 1996.

Interest Expense decreased nine percent during the first six months and seven percent during the second quarter, when compared to the same periods in 1995. The decreases in both the quarter and year-to-date amounts were primarily a result of lower average outstanding long-term debt, which decreased by seven percent both during the quarter and for the six months.

Other Expense, net increased $1.1 million in the first six months of 1996 and decreased $.2 million for the second quarter. The increase for the six months was primarily a result of gains on fixed asset sales reported in 1995, increased contributions in 1996, and the write-off of certain deferred expenses in 1996.

Equity Income (Loss) of Affiliates decreased for the six and three months ended June 30, 1996 by $.2 and $1.3 million, respectively, when compared to the same periods in 1995. The decreases were primarily attributable to the results of the Company's Italian OE ride control subsidiary and French aftermarket exhaust subsidiary.

During the third quarter of 1995, the Company instituted a review of an underperforming 50 percent owned joint venture serving the European Original Equipment market. The Company's previously disclosed negotiations have been satisfactorily concluded and approved by regulatory agencies. An agreement has been reached with the Company's joint venture partner and lending institutions for the restructuring of the joint venture's debt. The agreement did not have a material impact on the Company's financial statements.

Financial Condition

Liquidity During the first six months of 1996, accounts receivable and accounts payable increased 31 percent and 25 percent, respectively, primarily as a result of the consolidation of Way Assauto and the seasonal increase in June over December sales. Days sales outstanding at the end of the first six months were 56.8 days compared to 50.7 days at the end of 1995. The net change in accounts receivable, accounts payable and accrued employee benefits was the primary reason for the $9.0 million increase in working capital during the first six months of 1996. The current ratio of 1.3 at June 30, 1996 stayed constant when compared to the end of 1995. The Company's debt to capital ratio was 48.5 percent at the end of 1995 and decreased to 47.6 percent at June 30, 1996. For a detailed analysis of changes in cash, see the Consolidated Statement of Cash Flows.

Capital Resources Based on the Company's projected cash flow from operations and existing financing credit facility arrangements, management believes that sufficient liquidity is available to meet anticipated capital and dividend requirements for the foreseeable future.

Planned capital expenditures for 1996 are adequate for normal growth and replacement and are consistent with internal projections for future sales and earnings. Near-term expenditures are expected to be funded from internally generated funds.

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

Two previously disclosed suits filed by Chamberlain Manufacturing Corporation were settled during the second quarter. Both claims grew out of the May 1987 sale of a Maremont unit, Saco Defense, Inc., to Chamberlain and related to (i) certain worker compensation cases pending at the time of the sale and (ii) assertions of nonconforming products being shipped to the U.S. government prior to the sale. The settlement, which included dismissal of all litigation, was within amounts previously reserved for this litigation and did not have a significant impact on the Company's results of operations.

Other Matters: In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation." This statement is effective for fiscal years beginning after December 15, 1995. The Company will continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company will adopt the additional disclosure requirements of Statement No. 123 in 1996.




                             Part II

Item 4. Submission of Matters to a Vote of Security Holders

The Company held the Annual Meeting of Shareholders on April 18, 1996 at which security holders elected five directors nominated for three-year terms expiring in 1999, approved an amendment to the 1988 Stock Benefit Plan and ratified the Board of Directors' appointment of Price Waterhouse as the Company's independent certified public accountants.

The results of the voting in connection with the above items were as follows:


Voting on Directors           For      Withheld
- ---------------------      ----------  ---------

William D. George          18,513,268    942,070
Frederick R. Meyer         18,511,259    944,080
Byron O. Pond              18,451,550  1,003,788
Richard A Smith            18,507,536    947,802
Arthur R. Velasquez        18,504,457    948,881



Voting on:                  For       Against   Abstain
- -----------             -----------  ---------   -------

Amendment to the 1988
Stock Benefit Plan       15,453,322  3,769,271   232,746

                                                          Broker
Ratify appointment             For   Against    Abstain Non-Vote
  of auditors
- ----------------------  ----------   -------    -------   ------

Price Waterhouse LLP    19,366,676    41,493     41,769    5,400


Item 6. Exhibits and Reports on Form 8-K

a.  Exhibits
11  Computation of Earnings Per Share  filed herewith as Exhibit 11
27  Financial Data Schedule            filed herewith as Exhibit 27


b.  Reports Filed on Form 8-K

Report dated - May 10, 1996
Item 5 and 7 reported
At its April 18, 1996 regular meeting, the Board of Directors of Arvin Industries amended Section 6.1 of its By-Laws to expand the categories of affiliated entities for which the Company may guarantee obligations upon the approval of certain designated officers.

Report dated - May 10, 1996
Item 5 and 7 reported
The Company amended The Rights Agreement to extend the term of the rights issued thereunder for a period of ten additional years.







                           Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.





                         Arvin Industries, Inc.




             by:     /s/  Richard A. Smith
                    __________________________
                    Richard A. Smith
                    Vice President-Finance & Chief
                      Financial Officer




           by:     /s/  William M. Lowe, Jr.
                    __________________________
                    William M. Lowe, Jr.
                    Controller & Chief Accounting Officer



Date:  August 13, 1996