Form 10-Q
period 1996-09-29
ARVIN INDUSTRIES INC
filed 1996-11-12
CIK 7636

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549



                          FORM 10-Q

Mark one
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended September 29, 1996 or


[   ]    Transition Report Pursuant to Section 13 or 15(d)
         of the Securities Exchange Act of 1934


                Commission File Number 1-302
                                       ------


                   ARVIN INDUSTRIES, INC.
                   -----------------------
   (Exact name of registrant as specified in its charter)

             Indiana                       35-0550190
  ----------------------------           --------------
 (State or other jurisdiction of        (I.R.S. Employer
 incorporation  or organization)       Identification No.)


   One Noblitt Plaza, Box 3000
          Columbus, IN                     47202-3000
  ----------------------------           --------------
 (Address of principal executive           (Zip Code)
            offices)



                        812-379-3000
                        ------------
     (Registrant's telephone number including area code)




Indicate by check mark whether the Registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the Registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]
No  [   ]

As of November 3, 1996, the Registrant had outstanding
22,482,003 Common Shares (excluding treasury shares), $2.50 par value.

                      Table of Contents
                      -----------------





Part I.  Financial Information                               Page
------------------------------                                No.
Item 1.    Financial Statements

       Consolidated Statement of Operations for the Three
        Months and Nine Months Ended September 29, 1996
        and October 1, 1995                                     3

       Consolidated Statement of Financial Condition at
        September 29, 1996 and December 31, 1995                4

       Consolidated Statement of Cash Flows for the Nine
        Months Ended September 29, 1996 and October 1, 1995     5

       Condensed Notes to Consolidated Financial Statements     6

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations       8


Part II. Other Information
---------------------------

Item 6.    Exhibits and Reports on Form 8K                     12

                                Part I
Item 1.  Financial Statements

                       Arvin Industries, Inc.
                 Consolidated Statement of Operations
           (Dollars in millions, except per share amounts)
                              Unaudited
                                                                         Three Months Ended          Nine Months Ended
                                                                         ------------------          ------------------
                                                                           9/29/96        10/1/95        9/29/96         10/1/95
                                                                          --------       --------       --------        --------
Net Sales                                                              $     557.1  $       462.1  $     1,652.0  $      1,465.9
Costs and Expenses:
  Cost of goods sold                                                         486.2          403.9        1,440.9         1,277.0
  Selling, operating general and administrative                               37.2           38.0          112.5           114.6
  Corporate general and administrative                                         3.7            2.7           11.1             7.9
  Restructuring charges                                                       --              (.7)          --               2.9
  Special charges and credits, net                                             6.2             .1            5.8             7.0
  Interest expense                                                            10.1           10.1           30.3            32.2
  Interest income                                                              (.4)           (.2)          (1.0)            (.7)
  Other expense, net                                                           4.0            3.0            9.0             6.9
                                                                          --------       --------       --------        --------
                                                                             547.0          456.9        1,608.6         1,447.8
                                                                          --------       --------       --------        --------
Earnings from Continuing
 Operations Before Income Taxes                                               10.1            5.2           43.4            18.1
  Income taxes                                                                (3.7)          (2.0)         (16.1)           (6.9)
  Minority share of income                                                     (.2)           (.3)          (2.1)           (1.6)
  Equity income (loss) of affiliates                                           2.1            (.2)           3.1              .9
                                                                          --------       --------       --------        --------
Earnings from Continuing Operations                                            8.3            2.7           28.3            10.5
                                                                          --------       --------       --------        --------

  Income from discontinued operations,
    net of income taxes of $.0, $.7, $.0 and
    $.5, respectively                                                         --             (1.7)          --                .4
  Income from disposal of discontinued
    operations net of income taxes of $.0,
    $.0, $.0 and $.2, respectively                                            --             --             --                .7
                                                                          --------       --------       --------        --------
Net Earnings                                                           $       8.3  $         1.0  $        28.3  $         11.6
                                                                          ========       ========       ========        ========

 Earnings Per Common Share
  Primary:
    Continuing Operations                                              $       .37  $         .12  $        1.26  $          .47
    Discontinued Operations                                                   --             (.08)          --               .05
                                                                          --------       --------       --------        --------
       Total - primary                                                 $       .37  $         .04  $        1.26  $          .52
                                                                          ========       ========       ========        ========
  Fully Diluted:
    Continuing Operations                                              $       .36  $         .12  $        1.23  $          .47
    Discontinued Operations                                                   --             (.08)          --               .05
                                                                          --------       --------       --------        --------
       Total - fully diluted                                           $       .36  $         .04  $        1.23  $          .52
                                                                          ========       ========       ========        ========

Average Common Shares Outstanding (000's)
  Primary                                                                    22,592         22,386         22,458          22,374
  Fully Diluted                                                              24,879         25,090         24,715          25,242

  Dividends per Common Share                                           $       .19  $         .19  $         .57  $          .57

See notes to consolidated financial statements.

                        Arvin Industries, Inc.
            Consolidated Statement of Financial Condition
           (Dollars in millions, except per share amounts)
                              Unaudited

                                                                                                           As of           As of
                                                                                                         9/29/96         12/31/95
                                                                                                        --------        --------
Assets
Current Assets:
  Cash and cash equivalents                                                                        $        25.7  $         15.2
  Receivables, net of allowances of $5.7 as of
    September 29, 1996 and $4.2 as of December 31, 1995                                                    394.6           276.0
  Inventories                                                                                              116.4           111.8
  Other current assets                                                                                      67.2            80.5
                                                                                                        --------        --------
    Total current assets                                                                                   603.9           483.5
                                                                                                        --------        --------

Non-Current Assets:
  Property, plant and equipment:
   Land, buildings, machinery & equipment                                                                  984.9           937.0
    Less: Accumulated depreciation                                                                         530.3           487.6
                                                                                                        --------        --------
                                                                                                           454.6           449.4
  Goodwill, net of amortization of $35.8 as of
   September 29, 1996 and $31.3 as of December 31, 1995                                                    162.6           146.0
  Investment in affiliates                                                                                  83.6            92.4
  Assets of business transferred under contractual arrangements                                             72.4            72.4
  Other assets                                                                                              52.7            47.3
                                                                                                        --------        --------
    Total non-current assets                                                                               825.9           807.5
                                                                                                        --------        --------
                                                                                                   $     1,429.8  $      1,291.0
                                                                                                        ========        ========

Liabilities and Shareholders' Equity
Current Liabilities:
  Short-term debt                                                                                  $        59.7  $         41.6
  Accounts payable                                                                                         271.9           216.7
  Accrued expenses                                                                                         121.1            97.3
  Income taxes payable                                                                                      11.6             9.4
                                                                                                        --------        --------
    Total current liabilities                                                                              464.3           365.0
                                                                                                        --------        --------

Long-term employee benefits                                                                                 69.5            52.7
Other long-term liabilities                                                                                 17.7            13.6
Long-term debt                                                                                             356.3           360.7
Liabilities and deferred credit of business transferred                                                     72.4            72.4
Minority interest                                                                                           34.8            31.5
Shareholders' Equity:
  Common shares ($2.50 par value)                                                                           60.7            60.6
  Capital in excess of par value                                                                           207.8           207.4
  Retained earnings                                                                                        211.7           196.2
  Cumulative translation adjustment                                                                        (25.0)          (24.6)
  Common shares held in treasury (at cost)                                                                 (40.4)          (44.5)
                                                                                                        --------        --------
    Total shareholders' equity                                                                             414.8           395.1
                                                                                                        --------        --------
                                                                                                   $     1,429.8  $      1,291.0
                                                                                                        ========        ========

See notes to consolidated financial statements.

                                 Arvin Industries, Inc.
                          Consolidated Statement of Cash Flows
                                 (Dollars in millions)
                                       Unaudited
                                                                                            Nine Months Ended
                                                                                            --------------------

                                                                                              9/29/96        10/1/95  (1)
                                                                                              --------       --------
Operating Activities:
 Net earnings                                                                             $       28.3   $       11.6
 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation                                                                                   54.4           52.6
   Amortization                                                                                    4.5            4.3
   Change in long-term employee benefits                                                           2.0            (.6)
   Equity earnings of affiliates                                                                  (3.1)           (.9)
   Minority interest                                                                               2.1            1.6
   Common stock contributed to employee benefit plan                                               3.3            1.0
   Other                                                                                           5.8           (3.9)
   Change in working capital components excluding
    effects of acquisitions and reclassifications:
      Receivables                                                                                (84.0)         (11.1)
      Inventories and other current assets                                                        12.4          (33.2)
      Accounts payable and other accrued expenses                                                 35.1            9.4
      Income taxes payable and deferred taxes                                                      2.7            (.6)
                                                                                              --------       --------
          Net Cash Provided By Operating Activities                                               63.5           30.2
                                                                                              --------       --------

Investing Activities:
   Purchase of property, plant and equipment                                                     (49.6)         (62.8)
   Proceeds from sale of property, plant and equipment                                             8.7            1.2
   Business acquisition, net of cash acquired                                                     (7.9)          --
   Cash proceeds from sale of business, net of cash balances                                       2.0           66.8
   Other                                                                                           1.4           (7.8)
                                                                                              --------       --------
          Net Cash Used For Investing Activities                                                 (45.4)          (2.6)
                                                                                              --------       --------

Financing Activities:
   Change in short-term debt, net                                                                 22.3           38.7
   Principal payments on long-term debt                                                          (20.8)         (22.8)
   Dividends paid                                                                                 (9.1)         (12.7)
   Other                                                                                            .3            2.8
                                                                                              --------       --------
          Net Cash Provided By (Used For) Financing Activities                                    (7.3)           6.0
                                                                                              --------       --------

Cash and Cash Equivalents:
   Effect of exchange rate changes on cash                                                         (.3)            .2
                                                                                              --------       --------
   Net increase                                                                                   10.5           33.8
   Beginning of the period                                                                        15.2           22.4
                                                                                              --------       --------
          End of the Period                                                               $       25.7   $       56.2
                                                                                              ========       ========

(1) Certain amounts have been reclassified to conform with current year presentation.

See notes to consolidated financial statements.

ARVIN INDUSTRIES, INC.
----------------------
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
Note 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule
10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto appearing in the Company's annual report on
Form 10-K for the year ended December 31, 1995.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods reported have been included. Except for the restructuring and special charges and credits described in Management's Discussion and Analysis, all such adjustments are of a normal recurring nature.

The results of operations for the three and nine months ended September 29, 1996 are not necessarily indicative of the results to be expected for the full year ending December
29, 1996.

Note 2. There were options for 2.5 and 2.0 million common shares outstanding as of September 29, 1996 and October 1, 1995, respectively. Earnings per share calculations include dilutive options in the determination of the weighted average common and common equivalent shares outstanding. Fully diluted earnings per share calculations include dilutive options and assume conversion of the 7.5 percent convertible subordinated debentures in the determination of the weighted average common and common equivalent shares outstanding. Interest paid, net of tax, on the 7.5 percent convertible subordinated debentures is added to net earnings in calculating fully diluted earnings per share.

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

Two previously disclosed suits filed by Chamberlain
Manufacturing Corporation were settled during the second quarter. Both suits grew out of the May 1987 sale of a Maremont unit, Saco Defense, Inc., to Chamberlain and related to (i) certain worker compensation cases pending at the time of the sale and (ii) assertions of nonconforming products being shipped to the U.S. government prior to the sale. The settlement, which included dismissal of all litigation, was within amounts previously reserved for this litigation and did not have a significant impact on the Company's 1996 results of operations.

Note 5. In conjunction with the September 29, 1995 sale of Space Industries International, Inc., the Company guaranteed approximately $22.9 million of the purchaser's (Calspan SRL Corporation) debt. The guarantee amount, which was $18.0 million at September 29, 1996, is scheduled to decline quarterly over a four year period before expiring on September 30, 1999. It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.

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

Note 6. On June 26, 1996, the Company increased its ownership in Way Assauto S.r.l. from 49.9 percent to 54.9 percent. Non-cash assets acquired, liabilities assumed and minority interest arising from the transaction were $72.8, $65.2 and $3.4 million, respectively. The results of Way
Assauto's operations are included in the Consolidated
Statement of Operations for the third quarter, 1996.
Goodwill resulting from this transaction of $7.7 million will be amortized using the straight-line method over a forty year period.

Note 7.  Changes in Shareholders' Equity
(Dollars in millions)

                                     For the Nine Months Ended
                                      ------------------------
                                            9/29/96   10/1/95
                                            -------   -------
Beginning balance                         $   395.1 $   396.3
Common stock dividends declared               (12.8)    (12.7)
Net earnings                                   28.3      11.6
Common stock contributed to employee
 benefit plan                                   3.3       1.0
Other                                            .9       (.9)
                                            -------   -------
  Total shareholders' equity              $   414.8 $   395.3
                                            =======   =======

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Review

(Dollar amounts in tables in millions)

Overview

The Company's sales for the nine months ended September 29, 1996 increased 13 percent, to $1,652.0 million. The Company recorded sales of $557.1 million for the third quarter 1996, which represents a 21 percent increase over the third quarter 1995 sales of $462.1 million. Significant volume increases in both the European and North American original equipment exhaust businesses contributed to these increases. Volume increases, which included substantial new business, exceeded the overall market growth, resulting in improved market share in both Europe and North America. A trend toward more complex, higher quality products in the Company's original equipment businesses also had a significant positive impact on the Company's sales.

Operating income increased 34 percent to $93.4 million for the nine months ended September 29, 1996. Operating income increased 48 percent to $29.5 million in the third quarter
1996. Steady production schedules in the OE segment, as well as reduced new business costs in the Replacement segment, significantly improved earnings.

Results of Operations
                           Third Quarter       First Nine Months
Net Sales by Segment       1996      1995       1996       1995
--------------------      ----------------    -------------------
Automotive Original       $376.8    $296.0    $1,143.8   $  979.4
Equipment
Automotive Replacement     180.3     166.1       508.2      486.5
                          ------    ------    --------   --------
   Total                  $557.1    $462.1    $1,652.0   $1,465.9
                          ======    ======    ========   ========

Operating Income by         Third Quarter       First Nine Months
 Segment (1)                1996     1995        1996       1995
--------------------      ----------------    -------------------
Automotive Original        $13.9    $  9.8       $49.0      $44.3
Equipment
Automotive Replacement      15.6      10.1        44.4       25.5
                          ------    ------    --------   --------
   Total                   $29.5     $19.9       $93.4      $69.8
                          ======    ======    ========   ========
(1) Reflects income from continuing operations prior to Corporate allocated expenses.


Automotive Original Equipment ("OE"): Sales in the OE segment of $1,143.8 million for the nine months ended September 29, 1996 were 17 percent higher than OE sales for the nine months ended October 1, 1995. Market forces in the Company's primary markets of Europe and North America were mixed. European car registrations increased 4.8 percent, while North American car and light truck production declined
1.1 percent. Despite mixed market influences, the Company experienced strong increases in sales volumes. Increased volume in ongoing operations accounted for 60 percent of the overall increase, while volume increases as a result of the consolidation of Way Assauto S.r.l. contributed 10 percent of the increase. In addition to the increased volume, the Company's OE markets continue a trend toward higher quality, higher priced original equipment parts. Offsetting these strong positive trends were selective price concessions, which averaged less than one percent of OE sales. The Company continues to seek methods of lowering its cost structure in line with customer requests for reduced selling prices so that net operating margin is not adversely affected.

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

Third quarter OE sales increased 27 percent to $376.8 million. Increased volume in ongoing operations accounted for 60 percent of the overall increase, while volume increases as a result of the consolidation of Way Assauto S.r.l. contributed 18 percent of the increase. In addition, the Company's OE markets continue a trend toward more complex, higher quality and higher priced original equipment parts, which has had a strong positive impact on sales. Offsetting these strong positive trends were minor price concessions, which averaged less than one percent of OE sales.

OE operating income increased $4.7 million for the first nine months of 1996, despite the first quarter effect of the
General Motor's strike, estimated at $2.5 million.   Volume
increases and the positive effect on product mix as a result of a more complex product line were the primary drivers of the increase.

OE operating income increased $4.1 million for the third quarter of 1996, as compared to the same period of 1995.
Increased volume was the primary driver of this increase.

Automotive Replacement ("Replacement"): Sales in the replacement segment of $508.2 million for the nine months ended September 29, 1996 increased 5 percent. Improved pricing contributed approximately 65 percent of the overall increase. The Company's recent acquisition of a controlling interest in Way Assauto S.r.l. accounted for 22 percent of the increase. The remaining increase in sales was primarily a result of favorable channel and product mix.

Third quarter Replacement sales of $180.3 million were $14.2 million higher than sales in the comparable quarter of 1995. Approximately 35 percent of the increase resulted from improved pricing, while 33 percent resulted from the consolidation of Way Assauto S.r.l. Volume increases, particularly in the European exhaust market, contributed more than 20 percent of the overall increase. Favorable channel and product mix accounted for the remainder of the increase.

Replacement operating income increased $18.9 million for the first three quarters of 1996 as compared to the same period of 1995. Improved pricing contributed almost 75 percent of the overall increase. Operating income also improved as a result of reduced expenditures to obtain new business, which decreased $6.7 million in the current period, from the unusually high level reported in the prior year.

Operating income for the replacement market increased $5.5 million during the third quarter to $15.6 million. The increase was primarily the result of improved pricing.
Productivity improvements also contributed to the current quarter's increase.

Corporate General and Administrative expenses increased $3.2 million during the first nine months and $1.0 million during the third quarter of 1996. The increases related primarily to employee costs.

Restructuring Charges: The 1995 restructuring charge resulted from workforce reductions and consolidation of manufacturing facilities and product lines related to the 1994 restructuring plan.

Special Charges (Credits): Included in special charges for the third quarter of 1996 is $2.6 million to reserve for future lease commitments at abandoned or under utilized properties, which resulted from a decision to consolidate some of the Company's European distribution locations.
Special charges also include $1.2 million for contract termination costs and $2.4 million for additions to legal and environmental reserves for operations previously owned by the Company's Maremont subsidiary. Year-to-date special charges (credits) include the positive impact of a second quarter insurance settlement and additions to legal and environmental reserves. A 1995 special charge of $6.9 million, related to a judgment against an Arvin subsidiary for breach of contract in connection with the 1987 sale of Saco Defense, Inc., is included in the 1995 year-to-date amount. This litigation was settled in the second quarter of 1996.

Interest Expense decreased six percent during the first nine months, when compared to the same period in 1995. The decrease was primarily a result of lower average outstanding long-term debt, which decreased by eight percent for the nine months. Third quarter 1996 interest expense was essentially unchanged from the comparable 1995 expense. Slightly higher overall rates were offset by lower average outstanding long-term debt during the period.

Other Expense, net increased $2.1 million in the first nine months and $1.0 million for the third quarter of 1996. The third quarter increase resulted from increased contributions as well as increases resulting from asset write-offs. These factors, as well as the write-off of certain deferred expenses in the first quarter of 1996, accounted for the year to date increase.

Equity Income (Loss) of Affiliates increased $2.2 million for the nine month period. Of the total increase, $1.2 million reflects stronger OE sales and profits in the United States and $1.0 million reflects improved profitability stemming from an Italian OE joint venture completing its second year of production. For the quarter, equity income increased $2.3 million. This increase reflects the consolidation of Way Assauto S.r.l., strong performance in the quarter by the previously mentioned Italian OE joint venture, and widespread improvement in the Company's North and South American equity subsidiaries.


Financial Condition

Liquidity: During the first nine months of 1996, accounts receivable and accounts payable increased 43 percent and 26 percent, respectively, primarily as a result of the consolidation of Way Assauto and the seasonal increase in September over December sales. Days sales outstanding at the end of the first nine months were 64.9 days compared to
50.7 days at the end of 1995. The current ratio was 1.3 at September 29, 1996 and at year-end 1995. The Company's debt to capital ratio was 48.5 percent at the end of 1995 and decreased to 48.0 percent at September 29, 1996. For a detailed analysis of changes in cash, see the Consolidated
Statement of Cash Flows.


Capital Resources: Based on the Company's projected cash flow from operations and existing financing credit facility arrangements, management believes that sufficient liquidity is available to meet anticipated capital and dividend requirements for the foreseeable future. The Company has the option to increase its ownership of two jointly-owned entities operating in the European component market to 100 percent in early 1997. If the Company exercises its option, the transaction would be funded by currently available credit facilities or by the issuance of new securities .
The terms and conditions of such new securities have not been finalized.


Planned capital expenditures for 1996 are adequate for normal growth and replacement and are consistent with internal projections for future sales and earnings. Near-term expenditures for current operations are expected to be funded from internally generated funds.

Hedging The Company uses derivative financial instruments from time-to-time to hedge certain financial and operating transactions denominated in currencies other than functional currencies and to hedge interest rate exposures. The Company believes that adequate controls are in place to monitor these activities which are not financially material.

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

Two previously disclosed suits filed by Chamberlain
Manufacturing Corporation were settled during the second quarter. Both claims grew out of the May 1987 sale of a Maremont unit, Saco Defense, Inc., to Chamberlain and related to (i) certain worker compensation cases pending at the time of the sale and (ii) assertions of nonconforming products being shipped to the U.S. government prior to the sale. The settlement, which included dismissal of all litigation, was within amounts previously reserved for this litigation and did not have a significant impact on the Company's 1996 results of operations.

Other Matters: In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation." This statement is effective for fiscal years beginning after December 15, 1995. The Company will continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company will adopt the additional disclosure requirements of Statement No. 123 for its year-end 1996 reporting.

                           Part II

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





                         Arvin Industries, Inc.




            by:     /s/  Richard A. Smith
                    _________________________________
                    Richard A. Smith
                    Vice President-Finance & Chief
                      Financial Officer




           by:     /s/  William M. Lowe, Jr.
                    _________________________________
                    William M. Lowe, Jr.
                    Controller & Chief Accounting Officer



Date:  November 08, 1996