Form 10-K
period 1996-12-29
ARVIN INDUSTRIES INC
filed 1997-03-24
CIK 7636

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
Mark one
[X]     Annual Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the Fiscal year ended December 29, 1996 or

[  ]    Transition Report Pursuant to Section 13 or 15(d) of
        the Securities Exchange Act of 1934

                  Commission File Number 1-302

                     ARVIN INDUSTRIES, INC.
                     ----------------------
     (Exact name of registrant as specified in its charter)

             Indiana                       35-0550190
 -------------------------------        -----------------
 (State or other jurisdiction of        (I.R.S. Employer
 incorporation  or organization)       Identification No.)


   One Noblitt Plaza, Box 3000
          Columbus, IN                     47202-3000
---------------------------------       ----------------
      (Address of principal                (Zip Code)
       executive offices)

                          812-379-3000
                      --------------------
       (Registrant's telephone number including area code)

   Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange
       Title of each class              on which registered
     -----------------------         ------------------------
  Common Shares par value $2.50       New York Stock Exchange
(voting), together with Preferred     Chicago Stock Exchange
      Share Purchase Rights

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $476,310,589 as of February 21, 1997. For purposes of the foregoing calculation only, included as affiliate-owned shares are those owned by the Registrant's directors and officers. Such inclusion (is not intended and) should not be construed as an admission that such persons are affiliates of the Registrant for any other purpose.

As of March 2, 1997, the Registrant had outstanding 24,471,312
Common Shares (including employee stock benefit trust shares and excluding treasury shares), $2.50 par value.

               Documents Incorporated by Reference
             --------------------------------------

Portions of the registrant's definitive Proxy Statement, for the Annual Meeting of Shareholders to be held April 17, 1997 and filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Form 10-K.

                     ARVIN INDUSTRIES, INC.

               Index to Annual Report on Form 10-K
               Fiscal Year Ended December 29, 1996




                                                            Page No.
                             Part I


Item 1   Business                                                3
Item 2   Properties                                              5
Item 3   Legal Proceedings                                       6
         Executive Officers                                      7
Item 4   Submission of Matters to a Vote of Security Holders     7


                             Part II


Item 5   Market for Registrant's Common Equity and Related
         Shareholder Matters                                     8
Item 6   Selected Financial Data                                 8
Item 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     9
Item 8   Financial Statements and Supplementary Data            16
Item 9   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                    42


                            Part III


Item 10  Directors and Executive Officers of the Registrant     43
Item 11  Executive Compensation                                 43
Item 12  Security Ownership of Certain Beneficial Owners and
         Management                                             43
Item 13  Certain Relationships and Related Transactions         43


                             Part IV


Item 14  Exhibits, Financial Statement Schedules and Reports
         on Form 8K                                             43


                              Other

         Signatures                                             46

                             Part I


Item 1. Business

Arvin Industries, Inc. (which together with its consolidated subsidiaries is referred to herein as "Arvin" or "the Company") is a diversified international manufacturer and supplier of automotive parts and a variety of other products through operating entities in the United States (U.S.) and numerous other countries. The Company is a worldwide leader in automotive exhaust systems and ride control products for the original equipment and replacement markets. The Company's consolidated revenues were over $2 billion in fiscal 1996. Since its founding in 1919, Arvin has grown through internal development, acquisitions and a number of international joint ventures. In recent years, the Company's strategy has been to strengthen its automotive parts businesses by achieving a mix of sales to both original equipment manufacturers ("OEMs") and replacement market parts suppliers on a global basis. Recently, management has implemented a series of strategic initiatives to increase the Company's global competitive position within the automotive parts marketplace.

The Company classifies its business based on the two primary markets it serves: Automotive Original Equipment ("OE") and Automotive Replacement ("Replacement"). In fiscal 1996, Arvin derived approximately 70 percent of its total revenues from the OE market, with the remaining 30 percent coming from replacement market sales.

Automotive Original Equipment:

Principal products of the Automotive Original Equipment segment include exhaust systems (mufflers, exhaust and tail pipes, catalytic converters and tubular manifolds), ride control products (shock absorbers and struts), gas springs, vacuum actuators, metal tubular parts, coated coil steel and aluminum, press-molded thermoplastics and vinyl-metal stampings.

Primary customers of the Automotive Original Equipment segment include Chrysler, Fiat, Ford, General Motors, Honda, Mazda, Mercedes Benz, Mitsubishi, Nissan, Renault, Toyota/Nummi, Volkswagen/SEAT and Volvo. The Company believes that it is the leading exhaust system supplier to OE customers in North America and Europe, and among the top three OE ride control suppliers in these markets.

Arvin's OE segment has undergone a significant transformation in the last decade, moving to a fully integrated engineering, development and production operation. This transformation has been driven by the shift in customer requirements and a change in the capabilities required to be a successful, long term participant in this market.

Arvin competes with other independent parts suppliers and with manufacturers' captive parts operations. The Company has significantly enhanced its delivery capabilities geographically since the late 1980s through both acquisitions and the formation of a number of international joint ventures. Arvin believes that its aggressive capital spending program has resulted in world-class manufacturing operations, capable of delivering outstanding value and quality to its customers.

Automotive Replacement:

The principal products, brand names and primary customers of the Automotive Replacement segment are set forth below. The Company believes that it is among the top two replacement exhaust and ride control manufacturers in both North America and Europe.

Principal products include mufflers, exhaust and tail pipes, catalytic converters, shock absorbers, MacPherson struts and gas springs.

Brand names for mufflers include Maremont, Cherry Bomb, TIMAX,
ANSA, ROSI, and TESH. Shock absorbers are marketed under the Gabriel brand name and gas-charged lift supports are marketed under the Strong Arm brand name.

Primary customers of the Automotive Replacement segment include retailers (Sears, Canadian Tire, Pep Boys and AutoZone), wholesale distributors (Parts, Inc., United Auto Parts and
General Parts) and installers (Meineke and Kwik-Fit).

The Company's replacement market operations compete with both OEMs and independent suppliers in North America and Europe, and serve the market through its own sales force as well as a network of manufacturers' representatives. The Company's competitive position has been enhanced by rigorous attention to lead time reduction, with some product offerings improving from seven days to about one day. The foregoing has enabled the Company to increase its order fill rate and to provide quick order turnaround through more responsive manufacturing operations. These enhanced manufacturing processes have also had a positive impact on the cost and quality of the product.


B. Number of Employees

At year-end, the Company had 12,982 employees.


C. Competition and Customer Relationships

Each of the Company's business segments operates in a highly competitive market. Customer loyalty, developed through long-standing relationships, is a primary element of competition as well as competitive product pricing and customized services provided. The Company's long-standing relationships with its principal customers have been dependent upon the Company's ability to meet such customers' quantity and quality requirements in a timely manner.

The loss of a principal customer or a significant decline in the requirements for the Company's products (resulting, for example, from a prolonged strike against the customer) could have a materially adverse effect on the operating results or financial condition of the Company. In 1996, the Company had sales to three customers that exceeded 10% of its consolidated net sales (Ford Motor Company - 19.1 percent, General Motors Corporation -
13.0 percent and Chrysler Corporation - 10.2 percent).

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

Arvin believes that its facilities either comply with applicable environmental control regulations or that remedial action is being taken to bring such facilities into compliance. While Arvin does not believe that continuing compliance will have a material effect on its competitive or financial condition, some additional capital expenditures and other expenses will be required to maintain compliance with such regulations.

E. Patents

The Company owns a considerable number of patents and patent applications which are, in its judgment, adequate for, but not essential to, the conduct of its businesses.

F. Research and Development

Expenses for the development of new products and processes, including significant improvements and refinements to existing products were $26.2 $24.7, and $22.8, million for 1996, 1995, and 1994, respectively.






Item 2. Properties
------------------

The Company has manufacturing facilities, distribution outlets, sales offices and research centers located throughout the world.
The Company believes that all of its plants have been adequately maintained and are suitable for its current needs through productive utilization of the facilities.

Automotive Original Equipment:
------------------------------

The Company has approximately 6.3 million square feet to conduct its business activities related to the OE segment. The Company's original equipment facilities are nearly fully utilized.

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

Principal manufacturing facilities outside of the United States are located in the United Kingdom, Spain, Italy, the Netherlands and Canada. Additional manufacturing activities are conducted in South Africa, France and Mexico.

Automotive Replacement:
-----------------------

The Company has approximately 2.8 million square feet of space to conduct its Automotive Replacement business. The Company's
Replacement facilities are nearly fully utilized.

Principal manufacturing facilities located within the United
States are in Tennessee and Oklahoma. Also, the Replacement operations lease warehouses in Utah and South Carolina from which products are distributed.

Principal manufacturing facilities located outside the U. S. are in the United Kingdom. Other manufacturing activities are conducted in South Africa, Spain, Mexico, Italy and France. The major distribution center in Blackpool, England is leased, as are other smaller distribution centers in the United Kingdom.


Item 3. Legal Proceedings
-------------------------

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

Two previously disclosed suits filed by Chamberlain Manufacturing Corporation were settled during 1996. Both claims grew out of the May 1987 sale of a Maremont unit, Saco Defense, Inc., to Chamberlain and related to (i) certain worker compensation cases pending at the time of the sale and (ii) assertions of nonconforming products being shipped to the U.S. government prior to the sale. The settlement, which included dismissal of all litigation, was within amounts previously reserved for this litigation and did not have a significant impact on the Company's 1996 results of operations.

Executive Officers of the Registrant:
-------------------------------------
                                                                     Date First
                                                                     Elected to
       Name           Age                Offices Held               Exec. Office
-----------------     ---     ---------------------------------     ------------
Byron O. Pond          60     Chairman of the Board of Directors
                              and Chief Executive Officer (1)           1990
James K. Baker         65     Vice-Chairman of the Board of
                              Directors (1)                             1965
V. William Hunt        52     President and Chief Operating             1980
                              Officer (1)
Raymond P. Mack        56     Vice President-Human Resources            1993
Richard A. Smith       51     Vice President-Finance and Chief
                              Financial Officer (1)                     1990
Ronald R. Snyder       52     Vice President-General Counsel
                               and Secretary                            1992
E. Leon Viars          57     Executive Vice President                  1995
Bernard Kievit         55     Vice President                            1995

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


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Security Holders during the fourth quarter of the 1996 fiscal year.

                             Part II

Item 5. Market for Registrant's Common Equity and Related
          Shareholder Matters
----------------------------------------------------------
Arvin's common shares are listed on the New York Stock Exchange and the Chicago Stock Exchange. Set forth below are the dividends declared and the high and low sales prices of the common shares for each quarter during the last two fiscal years.

Market Price Ranges and Quarterly Dividends Paid
(Prices and dividends on common shares)

                              1996                           1995
                  ----------------------------   --------------------------
                              Market Price                   Market Price
                           -------------------            -----------------
                 Dividend     High      Low     Dividend     High      Low
                 --------    ------    -----    --------    ------    -----

First Quarter     $ .19  $  22 3/8  $  16 3/4    $ .19  $  24 7/8  $ 19 3/4
Second Quarter      .19     24 7/8     19 3/4      .19     23 3/4    20 3/4
Third Quarter       .19     24 5/8     19 5/8      .19     24 1/8    20 7/8
Fourth Quarter      .19     25 1/4     22 3/4      .19     22 1/8    16 1/8

As of March 7, 1997, Arvin had 4,510 holders of record of its common shares.

Item 6. Selected Financial Data
-------------------------------

Six-Year Consolidated Financial Summary
 In millions, (except per share amounts)

                                 1996      1995      1994      1993      1992      1991
                               -------   -------   -------   -------   -------   -------
Operating Results (1)
Net sales                    $ 2,212.7 $ 1,966.4 $ 1,849.5 $ 1,640.8 $ 1,587.2 $ 1,373.4
Interest expense                  38.8      42.5      42.8      35.0      36.5      39.4
Earnings from
  continuing operations           47.1      17.9      24.6      38.4      36.4      17.9
Primary earnings  per
    common share                  2.09       .80      1.10      1.72      1.52       .53
Dividends declared:
    Preferred shares                --        --        --        --       5.8       7.8
    Common shares                 17.1      16.9      16.9      16.7      13.8      12.8
    Per common share               .76       .76       .76       .76       .70       .68

Average number of common
  shares outstanding              22.5      22.4      22.4      22.3      20.1      19.1

Financial Position
Total assets                 $ 1,380.2 $ 1,291.0 $ 1,231.5 $ 1,175.5 $ 1,110.6 $ 1,086.2
Long-term debt                   294.0     360.7     416.3     432.2     388.7     333.1
Total debt                       346.6     402.3     441.4     440.1     409.1     369.9
Redeemable preferred shares         --        --        --        --        --     100.5
Shareholders' equity             437.4     395.1     396.3     420.6     398.4     374.1
Book value per
  common share                   19.38     17.76     17.81     19.04     18.45     19.59

(1) From continuing operations

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations
-----------------------------------------------------------

Overview

Arvin's 1996 consolidated sales were at the highest level in the Company's history. The Company recorded sales of $2.2 billion, a 13 percent increase over 1995. The primary factors that contributed to the increase were increased market share in the original equipment segment in both the United States (U.S.) and Western Europe, the Company's acquisition of a controlling interest in Way Assauto S.r.l., growth in Western Europe's new car market of 6.6 percent, improved product mix due to higher value exhaust production in North American original equipment, and improved pricing in the replacement market.

Graphic Table - Bar-graph indicating annual sales for original equipment and replacement segments, respectively, for the
following years, in millions:
   1996    $1,549.5 and $663.2
   1995    $1,337.2 and $629.2
   1994    $1,194.7 and $654.8

Operating income increased 21 percent, to $120.1 million, in 1996. In addition to the increased volume, improved product mix and improved pricing mentioned above, the increase in operating income resulted from a reduction in new business costs in the North American Automotive Replacement operations.

Graphic Table - Bar-graph indicating annual operating income for original equipment and replacement segments, respectively, for the following years, in millions:
   1996    $71.6 and $48.5
   1995    $67.8 and $31.7
   1994    $70.9 and $33.2

Currency fluctuations had a negative impact on the comparative levels of sales and operating income during 1996. Using a constant exchange rate basis, sales increased 14 percent and operating income increased 24 percent.

Results of Operations  (in millions)

Net Sales by Segment        1996               1995               1994
-------------------    --------------     --------------     --------------

Automotive Original
  Equipment            $1,549.5     70%   $1,337.2     68%   $1,194.7     65%
Automotive
  Replacement             663.2     30       629.2     32       654.8     35
                      ---------   -----  ---------   -----  ---------   -----
   Total               $2,212.7    100%   $1,966.4    100%   $1,849.5    100%
                      =========   =====  =========   =====  =========   =====

Operating Income
  by Segment                1996               1995               1994
-------------------    --------------     --------------     --------------

Automotive Original
  Equipment             $  71.6     60%      $67.8     68%    $  70.9     68%
Automotive
  Replacement              48.5     40        31.7     32        33.2     32
                      ---------   -----  ---------   -----  ---------   -----
   Total                 $120.1    100%      $99.5    100%     $104.1    100%
                      =========   =====  =========   =====  =========   =====


Automotive Original Equipment (OE), 1996 vs. 1995:  Sales in the
OE segment of $1,549.5 million for 1996 were 16 percent higher than OE sales for 1995. Market forces in the Company's primary markets of Western Europe and North America

Graphic Table - Pie-chart indicating percentage of 1996 sales from original equipment and replacement segments:
Original Equipment Sales        70%
Replacement Sales               30%

were mixed. Western Europe's car registrations increased 6.6 percent, while North American car and light truck production declined 1.3 percent. Despite these mixed market influences, the Company experienced strong increases in sales volumes. Increased volume in ongoing operations accounted for 52 percent of the overall increase, while volume increases as a result of the consolidation of the ride control manufacturer Way Assauto S.r.l. contributed 16 percent of the increase. In addition to the increased volume, the Company's OE markets continued a trend toward higher quality, higher valued original equipment parts, which contributed approximately 21 percent of the increase. Coated steel and other component automotive parts posted modest volume increases when compared with the prior year. Offsetting these strong positive trends were selective price concessions, which averaged less than one percent of OE sales.

Operating income of $71.6 million in the OE segment for 1996 improved by $3.8 million, or 6 percent, despite the first quarter effect of the General Motors strike, estimated at $2.5 million. Volume increases and the positive effect on product mix as a result of a more complex product line were the primary drivers of the increase. Previously mentioned price concessions were offset by negotiated material price decreases.

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

Operating income of $67.8 million in the OE segment for 1995 declined by $3.1 million, or 4 percent, when compared with 1994. The decline was primarily a result of increased material and labor costs of approximately $18 million, offset by the positive effect of productivity improvements of approximately $12 million. Selling price increases contributed approximately $3 million to the current year's operating income. Costs to complete the 1994 restructuring plan for this segment, which were not eligible to be expensed in 1994 under generally accepted accounting principles, exceeded the 1994 restructuring charge by approximately $1 million.

Automotive Replacement (Replacement), 1996 vs. 1995: Sales in the Replacement segment of $663.2 million for 1996 were 5 percent higher than Replacement sales for 1995. Improved pricing contributed approximately 55 percent of the overall increase.
The Company's recent acquisition of a controlling interest in Way Assauto S.r.l. accounted for approximately 28 percent of the increase. Both the North American and West European replacement exhaust markets reported a decline in total market volume; however, favorable channel and product mix effectively offset those market declines.

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

Graphic Table - Pie-chart indicating percentage of 1996 operating income from original equipment and replacement segments:
Original Equipment Operating Income       60%
Replacement Operating Income              40%

Operating income in the Replacement segment increased $16.8 million during 1996, when compared to 1995. In addition to the improved pricing mentioned above, operating income improved as a result of reduced expenditures to obtain new business, which decreased $9.3 million in the current period, from the unusually high level reported in the prior year. Increased accounts receivable collection costs of $3.1 million, a one-time customer stock adjustment of approximately $3.0 million, and a reserve of $2.6 million, which resulted from a decision to consolidate some of the Company's West European distribution locations, offset those positive factors. Material cost reductions nearly offset labor inflation.

1995 vs. 1994: Sales in the Replacement segment of $629.2 million for 1995 were 4 percent lower than Replacement sales for 1994, despite the overall 2 percent positive effect on sales of price increases. Volume fell at an overall rate of 3 percent. The volume decline was most pronounced in the North American exhaust aftermarket, where the Company's 13 percent decline in volume approximated the estimated overall North American market decrease. All North American markets reported volume declines. The West European replacement exhaust market also reported a slight decline in volume. Sales to developing countries continued to post strong increases.

Operating income in the Replacement segment decreased $1.5 million during 1995, when compared to 1994. Labor and material cost inflation amounted to approximately $7 million. Volume declines accounted for an estimated $5 million of the decrease and increased costs of acquiring new customers accounted for approximately $3 million of the decrease. Both 1994 and 1995 reflect unusually high costs to acquire new business. Total 1995 new business costs were elevated by significant amounts pertaining to new customer commitments made prior to year-end 1994. At year-end 1995, the comparable commitments to new customers were negligible. Reported results for 1994 include $18.0 million of restructuring costs for this segment. Costs to complete the 1994 restructuring program in the Replacement segment were less than $1 million in 1995.

Corporate general and administrative expenses in 1996 increased $5.4 million to $17.6 million. The increase was primarily a result of increased employee costs. The 1995 expense of $12.2 million, a 3 percent decrease when compared to 1994, was primarily the result of reduced expenditures for employee costs and professional services.

Restructuring charges result from the Company's restructuring plan announced during the fourth quarter of 1994. The workforce reductions and consolidation of manufacturing facilities and product lines announced as a part of that restructuring were substantially completed by year-end 1995. Severance expense resulting from the plan was $3.0 and $7.4 million for 1995 and 1994, respectively. Severance expense for 1995 is net of a $.6 million income adjustment to severance reserves established in 1994. Cash expenditures during 1995 included $2.9 million for continuing operations' employees separated under the 1994 restructuring plan and $.5 million for employees in discontinued operations. The total number of actual employee separations was 308 versus 338 as a part of the plan. Nine employees of discontinued operations are included in both the actual and planned employee separations.

The 1994 restructuring expense includes $7.3 million for asset write downs to reduce the carrying value of underperforming assets to their estimated fair values. A majority of the assets written down were a part of a facility consolidation in the Replacement segment, which closed its Canadian exhaust manufacturing and distribution facilities and merged those operations into the U.S. parent company. Facility consolidations in the U.S. also included a consolidation of Replacement ride control manufacturing operations and a consolidation of certain Replacement administrative functions.

Facility consolidations also took place in Western Europe, where the Company closed a Replacement ride control distribution facility. Restructuring expense for 1995 and 1994 includes $1.7 and $5.6 million of facility consolidations expense, respectively. Reported expense for 1995 is net of $.5 million of income as a result of an adjustment to facility consolidation reserves established in 1994. Cash expenditures during 1995 to complete facility consolidations approximated $2.3 million for continuing and $.8 million for discontinued operations.

The results of discontinued operations for 1994 include restructuring and special charges totaling $53.0 million, which were primarily to reduce the carrying values of underperforming assets, including goodwill.

Special charges and credits, net: Included in 1996 special charges is a $2.6 million reserve for future lease commitments at abandoned or under-utilized properties, which resulted from a decision to consolidate some of the Company's West European distribution locations. Special charges also include $1.7 million for the net addition to legal and environmental reserves, primarily for operations previously owned by the Company's Maremont subsidiary, $1.5 million for costs related to the redemption of the Company's 7.5 percent subordinated convertible debentures and $1.2 million for contract termination costs. Offsetting these charges is a special credit of $2.0 million related to a 1996 insurance settlement.

During 1995, based upon a judgment entered against an Arvin subsidiary and assessments by legal counsel of other pending legal matters, the Company added $13.7 million to its litigation reserves. The 1995 results also include a special credit of $3.2 million as a result of a settlement with a party potentially liable for certain costs in connection with various environmental matters.

The 1994 special charge of $7.8 million included increases in environmental and other reserves related primarily to the completion of a feasibility study which identified and estimated remediation costs at the Platt Saco Lowell site previously owned by the Company's Maremont subsidiary.

Gain on sale of affiliate: During the fourth quarter of 1996, the Company sold its 31.4 percent equity interest in its Argentinean affiliate, Fric Rot S.A.I.C., for $17.3 million. The pre-tax gain on the sale was $10.8 million.

Interest expense decreased 9 percent or $3.7 million in 1996.
The decrease was primarily a result of the 10 percent decrease in average outstanding debt. During 1995 interest expense decreased less than 1 percent, mirroring a decrease in average outstanding debt of less than 1 percent over the same period.

Other expense, net increased $.2 million in 1996 and $2.1 million in 1995. Increased charitable contributions of $1.2 million, non-manufacturing asset write-downs of $1.1 million and increased net loss on sale of capital assets of $1.1 million in 1996 were offset by a decrease in foreign currency transaction losses. The 1995 increase was primarily a result of a $1.6 million increase in foreign currency transaction losses, primarily in Mexico.

Equity earnings of affiliates increased $3.3 million in 1996. Of that increase, $2.6 million reflects stronger OE sales and profits in the United States; $1.0 million of the increase was contributed by the Company's Argentinean affiliate, which was sold in December 1996.

During 1995, the Company instituted a review of an underperforming 50 percent owned joint venture serving the West European Original Equipment market. The Company's previously disclosed negotiations were satisfactorily concluded and approved by regulatory agencies in the second quarter of 1996. An agreement was also reached with the Company's joint venture partner and lending institutions for the restructuring of the joint venture's debt. The agreement did not have a material impact on the Company's financial statements.

Minority interest in net income of consolidated subsidiaries increased $.3 million in the current year and $.5 million in 1995. The 1996 increase was primarily a result of improved results from the Company's 75 percent owned Spanish subsidiary, AP Amortiguadores, S.A. (APA). The 1995 increase was a result of improved earnings of both the Company's Timax business unit and APA.

Income (Loss) from discontinued operations: During 1995, Arvin completed the sale of its Schrader Automotive unit (Schrader) and its 70 percent ownership interest in Space Industries International, Inc. (Space Industries). The 1995 income represents the results of Space Industries for the first nine months of 1995. In 1994, the $41.7 million loss primarily represents losses from Space Industries, net of $.3 million of earnings from Schrader. Included in Space Industries' 1995 results are a one-time credit of $3.9 million to reduce prior years' accruals of employee benefits and a one-time charge approximating $1.6 million for the settlement of certain retirement benefits.

For 1994, the results of Space Industries include a pre-tax restructuring and special charge of $53.0 million ($40.1 million net of tax and minority interest). The components of this charge were employee separations of $.7 million, asset write-downs of $19.6 million, goodwill impairment of $29.6 million, facility consolidations of $2.7 million and other special charges of $.4 million. There were no further restructuring charges or credits in 1995 for Space Industries.

Income from disposal of discontinued operations relates to earnings of the Company's Schrader subsidiary after the decision to sell this business, adjustments in 1995 to tax liabilities related to the Schrader business, and a provision to adjust the carrying value of preferred stock received in conjunction with the sale of Schrader. There was no gain or loss recorded on the disposition of Space Industries.


Financial Condition

Liquidity: Working capital decreased $32.4 million or 27 percent in 1996. Accounts receivable increased 10 percent and accounts payable increased 19 percent, primarily due to the consolidation of Way Assauto S.r.l. Days sales outstanding at the end of 1996 were 49.8 days compared to 50.7 days at the end of 1995. Short-term debt increased 26 percent primarily as a result of the December 27, 1996 redemption of the 7.5 percent convertible subordinated debentures. The current ratio decreased from 1.3 at the end of 1995 to 1.2 at the end of 1996. (See the Consolidated Statement of Cash Flows for a detailed analysis of changes in cash.)

Assets of business transferred under contractual arrangements and Liabilities and deferred credit of business transferred represent 100 percent of the assets of the Company's former subsidiary, Space Industries, which was sold to a new company formed by the senior management of Space Industries for approximately $30.6 million in cash. Under the agreement, the Company guaranteed approximately $22.9 million of the new company's debt incurred as a part of the transaction. The guarantee amount, which was $18.0 million at December 29, 1996, is scheduled to decline on a quarterly basis before expiring on September 30, 1999. The accounting for the Space Industries transaction follows the treatment set forth in the Securities and Exchange Commission's Staff Accounting Bulletins - Topic 5E (SAB Topic 5E) "Accounting for divestiture of a subsidiary or other business operation."

Capital Resources:

On December 27, 1996, the Company redeemed the remaining $61.9 million of its 7.5 percent convertible subordinated debentures at par value plus a 2.25 percent call premium. On January 28, 1997, in connection with the redemption of the convertible subordinated debt, Arvin Capital I, a subsidiary of Arvin Industries, Inc., issued $100 million of its 9.5 percent Capital Securities, maturing on February 1, 2027, callable in 10 years. Proceeds from this issue have been or are expected to be used for the acquisition of additional shares in Autocomponents Suspension S.r.l., the purchase of the remaining shares of Timax Exhaust Systems Holding B.V. (TESH), general corporate purposes and to pay down short-term borrowings incurred in connection with the December 27, 1996 redemption of the convertible subordinated debentures.

On January 29, 1997 the Company exercised its option to purchase an additional 5 percent of Autocomponents Suspension S.r.l. for a purchase price of $1.8 million.

In January 1997 the Company notified Sogefi S.p.A. of its intent to exercise its option to acquire the remaining 50 percent of the joint venture with Sogefi S.p.A. The anticipated purchase price is $30 million. The purchase of the remaining half of the joint venture company, TESH, based in the Netherlands, will further increase the Company's European replacement market presence.

During the fourth quarter of 1996, the Company sold its 31.4 percent equity interest in Fric Rot S.A.I.C., for $17.3 million. The pre-tax gain on the sale was $10.8 million. Funds generated from the December 1996 sale of Fric Rot were used to reduce the Company's debt and for other corporate purposes.

Based on the Company's projected cash flow from operations and existing credit facility arrangements, management believes that sufficient liquidity is available to meet anticipated capital and dividend requirements over the foreseeable future. Capital expenditures of continuing operations were $79.1, $98.8 and $100.7 million in 1996, 1995 and 1994, respectively, and related to ongoing production improvements, product enhancements, new production, and manufacturing efficiencies as well as normal replacement. Business acquisitions, net of cash acquired, and additional investments in affiliates were $16.5 and $10.1 million in 1996 and 1994, respectively. Planned capital expenditures for 1997 are adequate for normal growth and replacement and are consistent with projections for future sales and earnings. Near-term expenditures are expected to be funded from the issuance of capital securities and from internally generated funds.

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

Two previously disclosed suits filed by Chamberlain Manufacturing Corporation were settled during 1996. Both claims grew out of the May 1987 sale of a Maremont unit, Saco Defense, Inc., to Chamberlain and related to (i) certain worker compensation cases pending at the time of the sale and (ii) assertions of nonconforming products being shipped to the U.S. government prior to the sale. The settlement, which included dismissal of all litigation, was within amounts previously reserved for this litigation and did not have a significant impact on the Company's 1996 results of operations.

Item 8. Financial Statements and Supplementary Data

                                                                      Page No.

Index to Consolidated Financial Statements

Consolidated Financial Statements:
    Consolidated Statement of Operations for each of the three
      years in the period ended December 29, 1996                         17

    Consolidated Statement of Financial Condition at
      December 29, 1996 and December 31, 1995                             18

    Consolidated Statement of Shareholders' Equity for each
       of the three years in the period ended December 29, 1996           19

    Consolidated Statement of Cash Flows for each of the
       three years in the period ended December 29, 1996                  20

    Notes to Consolidated Financial Statements                            21

    Report of Independent Accountants                                     40

Financial Statement Schedules:
    For each of the three years in the period ended December 29, 1996
      II  Valuation and Qualifying Accounts                               41

Supplementary Data:
    Selected Quarterly Financial Data                                     42


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


Arvin Industries, Inc.
Consolidated Statement of Operations
(Dollars in millions, except per share amounts)


                                                                          1996        1995        1994
----------------------------------------------------------------------------------------------------------

Net Sales                                                             $ 2,212.7   $ 1,966.4   $ 1,849.5
Costs and Expenses:
 Cost of goods sold                                                     1,940.2     1,707.7     1,573.7
 Selling, operating general and administrative                            151.1       152.3       149.9
 Corporate general and administrative                                      17.6        12.2        12.6
 Restructuring                                                              --          4.7        20.3
 Special charges and credits, net                                           5.0        10.5         7.8
 Gain on sale of affiliate                                                (10.8)        --          --
 Interest expense                                                          38.8        42.5        42.8
 Interest income                                                           (1.9)       (1.3)       (2.7)
 Other expense, net                                                         8.6         8.4         6.3
----------------------------------------------------------------------------------------------------------
                                                                        2,148.6     1,937.0     1,810.7
----------------------------------------------------------------------------------------------------------

Earnings from Continuing
 Operations Before Income Taxes                                            64.1        29.4        38.8
 Income taxes                                                             (19.7)      (11.2)      (16.2)
 Minority interest in net income
  of consolidated subsidiaries                                             (2.5)       (2.2)       (1.7)
 Equity earnings of affiliates                                              5.2         1.9         3.7
----------------------------------------------------------------------------------------------------------
Earnings from Continuing Operations                                        47.1        17.9        24.6
----------------------------------------------------------------------------------------------------------

 Income (Loss) from discontinued operations, net of
  income tax of $.0, $.5, and $2.1, respectively                            --           .4       (41.7)
 Income from disposal of discontinued operations, net of
  income tax (tax benefit) of $.0 ($2.8) and $1.3, respectively             --           .7          .8
----------------------------------------------------------------------------------------------------------
Net Earnings (Loss)                                                   $    47.1   $    19.0   $   (16.3)
==========================================================================================================

Earnings (Loss) per Common Share
Primary:
 Continuing operations                                                $    2.09  $      .80  $     1.10
 Discontinued operations                                                    --          .05       (1.83)
----------------------------------------------------------------------------------------------------------
      Total - primary                                                 $    2.09  $      .85  $     (.73)
==========================================================================================================

Average Common Shares Outstanding (000's)
 Primary                                                                 22,516      22,355      22,386

See notes to consolidated financial statements.



Arvin Industries, Inc.
Consolidated Statement of Financial Condition
(Dollars in millions, except per share amounts)
                                                                          As of              As of
                                                                         12/29/96           12/31/95
------------------------------------------------------------------------------------------------------
Assets:
Current Assets:
 Cash and cash equivalents                                           $        39.4     $         15.2
 Receivables, net of allowances of $6.7 in 1996 and $4.2 in 1995             304.7              276.0
 Inventories (at lower of cost or market)                                    115.9              111.8
 Current income tax benefit                                                   27.8               18.5
 Other current assets                                                         51.1               62.0
------------------------------------------------------------------------------------------------------
      Total current assets                                                   538.9              483.5
------------------------------------------------------------------------------------------------------
Non-Current Assets:
 Property, plant and equipment (at cost):
  Land                                                                        13.5               15.2
  Buildings and leasehold improvements                                       166.0              164.4
  Machinery and equipment                                                    799.6              720.0
  Construction in progress                                                    31.9               37.4
------------------------------------------------------------------------------------------------------
                                                                           1,011.0              937.0
      Less accumulated depreciation                                          547.1              487.6
------------------------------------------------------------------------------------------------------
                                                                             463.9              449.4
Goodwill, net of amortization of $32.3 in 1996 and $31.3 in 1995             158.0              146.0
Investment in affiliates                                                      85.7               92.4
Assets of business transferred under contractual arrangements                 72.4               72.4
Other assets                                                                  61.3               47.3
------------------------------------------------------------------------------------------------------
      Total non-current assets                                               841.3              807.5
------------------------------------------------------------------------------------------------------
                                                                     $     1,380.2     $      1,291.0
======================================================================================================
Liabilities and Shareholders' Equity:
Current Liabilities:
 Short-term debt                                                     $        52.6     $         41.6
 Accounts payable                                                            257.7              216.7
 Employee related costs                                                       54.6               38.8
 Accrued expenses                                                             70.2               58.5
 Income taxes payable                                                         17.7                9.4
------------------------------------------------------------------------------------------------------
      Total current liabilities                                              452.8              365.0
------------------------------------------------------------------------------------------------------
Long-term employee benefits                                                   67.0               52.7
Other long-term liabilities                                                   22.4               13.6
Long-term debt                                                               294.0              360.7
Liabilities and deferred credit of business transferred                       72.4               72.4
Minority interest                                                             34.2               31.5
Commitments and contingencies (Note 10)
Shareholders' Equity:
 Capital Stock:
  Preferred shares (no par value, authorized 8,978,058;
    none issued and outstanding)                                                .0                 .0
  Common shares ($2.50 par value, authorized 50,000,000;
    issued 26,149,217 in 1996 and 24,228,602 in 1995)                         65.4               60.6
 Capital in excess of par value                                              247.3              207.4
 Retained earnings                                                           226.2              196.2
 Cumulative translation adjustment                                           (19.9)             (24.6)
 Employee stock benefit trust                                                (42.2)                .0
 Common shares held in treasury (at cost)                                    (39.4)             (44.5)
------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                             437.4              395.1
------------------------------------------------------------------------------------------------------
                                                                     $     1,380.2     $      1,291.0
======================================================================================================

See notes to consolidated financial statements.


Arvin Industries, Inc.
Consolidated Statement of Shareholders' Equity
(Dollars in millions, except per share amounts)
                                                                             Year Ended
                                               ------------------------------------------------------------------------

                                                     12/29/1996              12/31/1995                 1/1/1995
                                               ----------------------- -----------------------  -----------------------
                                                  Shares    Amount        Shares    Amount         Shares    Amount
=======================================================================================================================
Common Shares:
 Beginning balance                               24,228,602  $    60.6   24,163,510  $    60.4    24,076,912  $    60.2
 Shares issued to employee
   stock benefit trust                            1,800,000        4.5          --         --            --         --
 Exercise of stock options                           56,900         .1       65,092         .2        86,598         .2
 Conversion of 7.5% convertible
   subordinated debentures                           63,715         .2          --         --            --         --
-----------------------------------------------------------------------------------------------------------------------
   Ending balance                                26,149,217       65.4   24,228,602       60.6    24,163,510       60.4
-----------------------------------------------------------------------------------------------------------------------
Capital in Excess of Par Value:
 Beginning balance                                               207.4                   206.6                    204.7
 Shares issued to employee
   stock benefit trust                                            37.7                     --                       --
 Exercise of stock options                                          .9                     1.0                      1.5
 Shares contributed to employee
   benefit plan                                                    (.3)                    (.2)                      .4
 Conversion of 7.5% convertible
   subordinated debentures                                         1.7                     --                       --
 Shares contributed to charitable foundation                       (.1)                    --                       --
-----------------------------------------------------------------------------------------------------------------------
   Ending balance                                                247.3                   207.4                    206.6
-----------------------------------------------------------------------------------------------------------------------
Retained Earnings:
 Beginning balance                                               196.2                   194.1                    227.3
 Net earnings (loss)                                              47.1                    19.0                    (16.3)
 Cash dividends ($.76 per
   common share per year)                                        (17.1)                  (16.9)                   (16.9)
-----------------------------------------------------------------------------------------------------------------------
   Ending balance                                                226.2                   196.2                    194.1
-----------------------------------------------------------------------------------------------------------------------
Pension Liability Adjustment:
 Beginning balance                                                 --                      (.6)                     --
 Minimum pension liability adjustment                              --                       .6                      (.6)
-----------------------------------------------------------------------------------------------------------------------
   Ending balance                                                  --                      --                       (.6)
-----------------------------------------------------------------------------------------------------------------------
Cumulative Translation Adjustment:
 Beginning balance                                               (24.6)                  (20.7)                   (26.7)
 Amounts related to disposal of operations                         --                     (2.0)                     --
 Translation adjustments during the year                           4.7                    (1.9)                     6.0
-----------------------------------------------------------------------------------------------------------------------
   Ending balance                                                (19.9)                  (24.6)                   (20.7)
-----------------------------------------------------------------------------------------------------------------------
Employee Stock Benefit Trust:
 Beginning balance                                      --         --           --         --            --         --
 Establishment of trust                          (1,800,000)     (42.2)         --         --            --         --
-----------------------------------------------------------------------------------------------------------------------
   Ending balance                                (1,800,000)     (42.2)                    --                       --
-----------------------------------------------------------------------------------------------------------------------
Common Shares in Treasury:
 Beginning balance                               (1,977,366)     (44.5)  (1,913,663)     (43.5)   (1,981,909)     (44.9)
 Stock exchanged for stock
   options exercised                                 (7,161)       (.2)      (5,212)       (.1)       (3,836)       (.1)
 Shares contributed to employee
   benefit plan                                     160,650        4.1       48,574        1.2        72,082        1.5
 Shares contributed to charitable foundation         47,140        1.2          --         --            --         --
 Shares purchased                                                  --      (107,065)      (2.1)          --         --
-----------------------------------------------------------------------------------------------------------------------
   Ending balance                                (1,776,737)     (39.4)  (1,977,366)     (44.5)   (1,913,663)     (43.5)
-----------------------------------------------------------------------------------------------------------------------

    Total shareholders' equity                               $   437.4               $   395.1                $   396.3
=======================================================================================================================

See notes to consolidated financial statements.


Arvin Industries, Inc.
Consolidated Statement of Cash Flows
(Dollars in millions)
<CAPTION
                                                                1996         1995          1994
------------------------------------------------------------------------------------------------
Operating Activities:
 Net earnings (loss)                                        $    47.1    $    19.0     $   (16.3)
 Adjustments to reconcile net earnings (loss) to
   net cash provided by operating activities:
  Depreciation                                                   73.9         69.3          71.2
  Amortization                                                    5.8          5.6           7.0
  Asset write-downs                                               3.6          1.1          26.9
  Goodwill impairment                                             --           --           29.6
  Long-term employee benefits                                     (.7)         (.9)         12.3
  Deferred income taxes, long-term                                2.8         (1.5)        (12.7)
  Minority interest                                               2.5          3.1         (14.2)
  Other                                                           1.7           .2          (3.3)
  Changes in operating assets and liabilities:
   Receivables                                                    6.3           .6         (60.2)
   Inventories and other current assets                            .7        (19.8)         (2.0)
   Accounts payable and other accrued expenses                   21.4         10.2          77.8
   Income taxes payable and deferred taxes                        8.5          5.9           --
------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities              173.6         92.8         116.1
------------------------------------------------------------------------------------------------

Investing Activities:
  Purchase of property, plant and equipment                     (79.1)      (100.5)       (106.6)
  Proceeds from sale of property, plant and equipment             5.4          1.9           2.9
  Investments in affiliates                                      (8.5)         --           (2.6)
  Business acquisitions, net of cash acquired                    (8.0)         --           (7.5)
  Cash proceeds from sale of businesses, net
    of cash balances of businesses sold                          19.3         55.3           --
  Other                                                           1.0         (1.7)         (1.2)
------------------------------------------------------------------------------------------------
         Net Cash Used for Investing Activities                 (69.9)       (45.0)       (115.0)
------------------------------------------------------------------------------------------------

Financing Activities:
  Change in short-term debt, net                                 17.7          2.1          17.4
  Proceeds from long-term borrowings                              3.2         51.5          85.6
  Principal payments on long-term debt                          (87.4)       (92.0)       (106.6)
  Dividends paid                                                (12.9)       (16.9)        (16.9)
  Other                                                           (.8)          .7           2.1
------------------------------------------------------------------------------------------------
         Net Cash Used for Financing Activities                 (80.2)       (54.6)        (18.4)
------------------------------------------------------------------------------------------------

Cash and Cash Equivalents:
  Effect of exchange rate changes on cash                          .7          (.4)           .6
------------------------------------------------------------------------------------------------
  Net increase (decrease)                                        24.2         (7.2)        (16.7)
  Beginning of the year                                          15.2         22.4          39.1
------------------------------------------------------------------------------------------------
         End of the year                                    $    39.4    $    15.2     $    22.4
================================================================================================

See notes to consolidated financial statements.
Income tax payments totaled $13.6 million in 1996, $13.6 million in 1995, and $31.7 million in 1994.
Interest payments totaled $40.8 million in 1996, $45.0 million in 1995, and $42.8 million in 1994.





Arvin Industries, Inc.
Notes to Consolidated Financial Statements

(Dollar amounts in millions unless noted otherwise)

Note 1 - Significant Accounting Policies:

Principles of Consolidation: The consolidated financial statements include the accounts of Arvin Industries, Inc. ("the Company") and its majority-owned subsidiaries. All significant intercompany transactions have been eliminated. The Company's investments in 20 to 50 percent owned companies are accounted for on the equity method. Accordingly, the Company's share of the earnings of these companies is included in consolidated net income. Investments in other companies are carried at the lower of cost or fair value.

Cash Equivalents: The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Inventories:  Substantially all inventories located in the United
States (U.S.) are valued under the last-in, first-out (LIFO) cost method. The remaining inventories are valued primarily on a first-in, first-out (FIFO) basis.

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

Goodwill: Goodwill represents the excess of cost over the fair value of assets acquired and is generally amortized using the straight-line method over 40 years. The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support recorded goodwill. If undiscounted cash flows are not sufficient to support the recorded asset, an impairment is recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business unit. Expected cash flows are discounted at a rate commensurate with the risk involved.

Foreign Currency: The Company uses the local currency as the functional currency for all of its consolidated operating subsidiaries outside of the U.S. Results are translated into U.S. dollars using monthly average exchange rates, while assets and liabilities are translated into U.S. dollars using year-end exchange rates. The resulting translation adjustments are recorded in a separate component of shareholders' equity. Foreign currency transactions resulted in a gain of $.3 million in 1996 and losses of $4.0 and $2.4 million in 1995 and 1994, respectively.

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

Pension Plans: Substantially all of the Company's employees in the U.S. are covered by non-contributory trusteed pension plans. Employees of certain of the Company's international operations are covered by either contributory or non-contributory trusteed pension plans. Benefits are based on, in the case of certain plans, final average salary and years of service and, in the case of other plans, a fixed amount for each year of service. Net periodic pension costs are determined using the Projected Unit Credit Cost method. The Company's funding policy provides that annual contributions to the pension trusts will be at least equal to the minimum amounts required by ERISA in the U.S. and actuarial recommendations or statutory requirements in other countries.

Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income in 1996, 1995, and 1994 were $26.2, $24.7 and $22.8 million, respectively.

Graphic Table - Bar-graph indicating research and development costs for the following years, in millions:
   1996    $26.2
   1995    $24.7
   1994    $22.8

Income Taxes: Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

Earnings Per Share: Earnings per share are based on the weighted average number of common and common equivalent shares (principally stock options) outstanding during the year. Shares of common stock issued to a related trust are not considered in the calculation of earnings per share until such shares are released from the trust to the employee benefit plans to fund the obligations for which the trust was established.

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

Note 2 - Acquisitions, Divestitures and Discontinued Operations:

In January 1997 the Company notified Sogefi S.p.A. of its intent to exercise its option to acquire the remaining 50 percent of the joint venture with Sogefi S.p.A. The anticipated purchase price is approximately $30 million. The purchase of the remaining half of the Netherlands based joint venture company, Timax Exhaust Systems Holdings, B.V. (TESH), will further increase the Company's European replacement market presence.

On January 29, 1997 the Company exercised its option to purchase an additional 5 percent of Autocomponents Suspension S.r.l., a ride control manufacturer in Melfi, Italy, for an estimated purchase price of $1.8 million. The Company's previous 49.9 percent share of Autocomponents Suspension S.r.l. was acquired in 1994.

During the fourth quarter of 1996, the Company sold its 31.4 percent equity interest in its Argentinean affiliate, Fric Rot
S.A.I.C., for $17.3 million. The pre-tax gain on the sale was $10.8 million.

During the fourth quarter of 1996, the Company purchased the remaining 20 percent of the European exhaust manufacturer MTA S.r.l., located in Mosciano St. Angelo, Italy for $1.2 million. MTA manufactures car exhaust down pipes, catalysts and other related parts principally for the original equipment market. Goodwill resulting from this transaction will be amortized using the straight-line method over a 40 year period. The Company's previous 80 percent ownership interest was purchased during the first quarter of 1994.

On June 26, 1996, the Company increased its ownership in Way Assauto S.r.l. from 49.9 percent to 54.9 percent for $8.0 million. The results of Way Assauto's operations are included in the Company's consolidated financial results subsequent to the date of acquisition of this controlling interest. Way Assauto is located in Asti, Italy and manufactures principally for the original equipment market. Goodwill resulting from this transaction will be amortized using the straight-line method over a 40 year period.

On September 29, 1995, the Company completed the sale of its ownership interest in Space Industries International, Inc. (SIII) to a new company formed by the senior management of SIII for $30.6 million in cash. The accompanying financial statements present the results of SIII's operations as discontinued operations. SIII's 1995 revenues through the sale date and 1994 revenues were $95.5 million and $189.8 million, respectively. Income (Loss) from discontinued operations includes $.4 and ($42.0) million for SIII for 1995 and 1994, respectively.

In conjunction with the September 29, 1995 sale of SIII, the Company guaranteed a portion of the purchaser's debt (see Note
10). As a result of this guarantee, the Company has accounted for the SIII transaction following the treatment set forth in the Securities and Exchange Commission's Staff Accounting Bulletins - Topic 5E (SAB Topic 5E) "Accounting for divestiture of a subsidiary or other business operation." Accordingly, the assets of SIII at the sale date have been recorded under the caption "Assets of business transferred under contractual arrangements" with a corresponding amount recorded as "Liabilities and deferred credit of business transferred." The Company will continue to follow this accounting treatment until the amount of the outstanding debt guarantee declines to a level which permits the Company to record the transaction as a sale for accounting purposes.

The Company sold its Schrader Automotive unit on February 16, 1995. Proceeds from the sale included $36.2 million cash and preferred stock and warrants with a face value of $8.5 million. The gain on the sale, recorded in the first quarter 1995, was $.7 million, net of tax. The results of Schrader have been classified as discontinued operations in the accompanying financial statements. Schrader's 1995 revenues through the sale date and 1994 revenues were $13.1 and $91.2 million, respectively. Income from discontinued operations includes $.3 million for Schrader for 1994. Income from disposal of discontinued operations related to Schrader was $.7 and $.8 million for 1995 and 1994, respectively. The effective tax rate included in these amounts differs from the U.S. statutory rate due to rate differentials related to the non-U.S. subsidiaries of Schrader. In addition, the 1995 difference relates to an adjustment to tax liabilities arising from permanent book versus tax basis differences.


Note 3 - Special Charges and Credits and Restructuring:

Special charges and credits, net for 1996 of $5.0 million include $2.6 million to reserve for future lease commitments at abandoned or under-utilized properties, which resulted from a decision to consolidate some of the Company's European distribution locations. Special charges also include $1.2 million for contract termination costs, $1.7 million for the net additions to legal and environmental reserves for operations previously owned by the Company's Maremont subsidiary, and a special credit of $2.0 million, which resulted from insurance settlements. In addition, the Company recorded a special charge of $1.5 million related to the fourth quarter redemption of its 7.5 percent convertible subordinated debentures, which were due in 2014.

During 1995, based upon a judgment entered against an Arvin subsidiary and assessments by legal counsel of other pending legal matters, the Company added $13.7 million to its litigation reserves. The 1995 results also include a special credit of $3.2 million as a result of an insurance settlement.

The 1994 special charge of $7.8 million included increases in environmental and other reserves related primarily to the completion of a feasibility study which identified and estimated remediation costs at the Platt Saco Lowell site previously owned by the Company's Maremont subsidiary.

The Company announced a restructuring plan during the fourth quarter of 1994. The workforce reductions and consolidation of manufacturing facilities and product lines announced as a part of that restructuring were substantially completed by year-end 1995. Severance expense resulting from the plan was $3.0 and $7.4 million for 1995 and 1994, respectively. The total number of actual employee separations was 308 versus 338 as a part of the plan. Nine employees of discontinued operations are included in both the actual and planned employee separations.

Facility consolidations took place in Europe, Canada, and the United States. Restructuring expense for 1995 and 1994 includes
$1.7 and $5.6 million of facility consolidations expense, respectively.

The 1994 restructuring expense includes $7.3 million for asset write downs. The results of discontinued operations for 1994 also included restructuring and special charges totaling $53.0 million, which were primarily to reduce the carrying values of underperforming assets, including goodwill.


Note 4 - Inventories:

The Company uses the dollar-value link chain method for calculating its LIFO inventories. It is impractical to classify LIFO inventories into the finished goods, work in process and raw material components since in determining the overall index, the Company uses the method of pooling by individual inventory components; e.g., steel, substrate, labor and overhead. The effect of reductions in LIFO inventories increased pre-tax earnings $.1 and $1.2 million in 1995 and 1994, respectively.

Approximately $55.8 and $42.0 million of total inventories at year-end 1996 and 1995 were stated on the LIFO method. The current costs of these inventories exceeded their LIFO value by approximately $4.9 and $4.6 million at year-end 1996 and 1995, respectively.


Note 5 - Income Taxes:

Earnings from continuing operations before income taxes were as follows:

                                          1996     1995     1994
                                          -----    -----    -----

United States                          $   23.8 $   (8.9)$   29.2
International                              40.3     38.3      9.6
                                          -----    -----    -----
                                       $   64.1 $   29.4 $   38.8
                                          =====    =====    =====
The provision for income taxes was as follows:
                                           1996     1995     1994
                                          -----    -----    -----
Current tax expense:
Federal                                $    6.9 $    (.3) $   9.0
State                                       2.3      1.2      2.2
International                              15.8     17.1     11.5

Deferred tax expense:
Federal                                    (3.0)    (5.6)    (3.1)
State                                      (1.8)     (.6)     (.3)
International                               (.5)     (.6)    (3.1)
                                          -----    -----    -----
Continuing operations provision        $   19.7 $   11.2  $  16.2
                                          =====    =====    =====

The provision for income taxes was different from the U.S.
federal statutory rate applied to earnings from continuing
operations before income taxes, and is reconciled as follows:
                                           1996     1995     1994
                                          -----    -----    -----
Statutory rate                             35.0 %   35.0  %  35.0  %

State and local income taxes, net           1.0      2.8      3.0
International tax rate difference          (1.1)     1.0      7.5
Amortization of goodwill                    2.8      5.2      4.0
Foreign tax credit utilization, net         (.4)    (3.3)    (6.1)
Other items, net                            (.3)    (2.7)    (1.7)
     Subtotal                              37.0     38.0     41.7
Capital loss carryforward utilization      (6.3)      .0       .0
                                          -----    -----    -----
Effective tax rate                         30.7 %   38.0  %  41.7  %
                                          =====    =====    =====

Deferred tax assets (liabilities) are comprised of the following at fiscal year-end:

                                                        1996      1995
                                                       -----     -----
Gross deferred tax assets:
     Accrued employee benefits                     $    18.4 $    18.9
     Inventory and receivables reserves                 17.7      10.2
     Environmental and other legal reserves              7.6      11.5
     Accrued vacation pay                                 .8        .8
     Other                                               5.6       4.0
     Net losses and tax credit carryforward             21.8      26.2
     Valuation allowance for deferred tax assets       (16.0)    (21.8)
                                                       -----     -----
        Deferred tax assets, net of
           valuation allowance                          55.9      49.8
                                                       -----     -----

Gross deferred tax liabilities:
     Depreciation                                      (29.9)    (30.4)
     Pension                                            (1.5)     (1.4)
                                                       -----     -----
     Gross deferred tax liabilities                    (31.4)    (31.8)
                                                       -----     -----
        Net deferred tax assets                    $    24.5 $    18.0
                                                       =====     =====

During 1996, the valuation allowance for deferred tax assets decreased by $5.8 million. The decrease was caused principally by a capital loss carryforward utilized in connection with the gain on sale of an affiliate.

Net operating loss, capital loss, and tax credit carryforwards available in various tax jurisdictions at December 29, 1996 expire in the amounts of $.5, $1.0, $2.5, $13.3, $2.0 and $2.5 million for the years 1997 through 2002 and beyond, respectively.

Graphic Table - Bar-graph indicating the effective tax rate for the following years:
   1996 (1)     37.0%
   1995         38.0%
   1994         41.7%
(1) Effective tax rate prior to capital loss carryforward utilization.


Realization of deferred tax assets is dependent upon taxable income within the carryback and carryforward periods available under the tax laws. Although realization of deferred tax assets in excess of deferred tax liabilities is not certain, management has concluded that it is "more likely than not" that the Company will realize the full benefit of U.S. deferred tax assets, except for approximately $7.7 million of capital loss carryforward. While in the aggregate, the Company's non-U.S. subsidiaries have generated cumulative taxable income over the last three years, certain non-U.S. subsidiaries are in net operating loss carryforward positions. There is currently insufficient evidence as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," to substantiate recognition of net deferred tax assets in the financial statements for certain of those non-U.S. subsidiaries in a net operating loss carryforward position. Accordingly, a valuation allowance of $8.3 million has been recorded. It is reasonably possible that sufficient positive evidence could be generated in the near term at one or more of these non-U.S. subsidiaries to support a reduction in the valuation allowance. Increases in the valuation allowance at the Company's non-U.S. subsidiaries were $2.0, $2.4, and $2.9 million and reductions of valuation allowances were $4.0, $1.5, and $3.9 million for 1996, 1995, and 1994, respectively.

At year-end 1996, consolidated retained earnings included undistributed earnings of non-U.S. subsidiaries of approximately $114.1 million. These earnings are permanently invested and are not considered available for distribution to the parent company or will be remitted substantially free of additional U.S. income taxes. Accordingly, no provision has been made for income taxes that may be payable upon remittance of such earnings.


Note 6 - Borrowings:

At fiscal year-end, long-term debt consisted of:

                                             1996          1995
                                              -----         -----
Capital lease obligations                 $     5.1     $     5.4
9-5/8% medium-term notes due 1996                --          15.0
7.94% notes due 2005                           50.0          50.0
6-7/8% notes due 2001                          74.9          74.9
9.8% - 9.98% medium-term notes due 1998        45.0          45.0
10% medium-term notes due 2000                 49.8          49.7
7-1/2% convertible subordinated
   debentures due 2014                           --          63.8
9-1/8% sinking fund debentures due 2017        28.4          28.4
10-3/8% Euro-Sterling Notes due 2018           43.2          43.5
Other                                           4.1           6.5
Less: Current maturities                       (6.5)        (21.5)
                                              -----         -----
                                          $   294.0     $   360.7
                                              =====         =====

Maturities of long-term debt for fiscal 1997 through 2001 are $5.6, $51.9, $6.9, $56.4 and $82.0 million, respectively.
Capital lease payments for fiscal 1997 through 2000 of $1.2, $1.6, $1.2 and $1.8 million, respectively, include $.7 million of interest.

The company has two revolving credit facilities totaling $100.0 million, both with a termination date of June 6, 1999. At December 29, 1996, there were no borrowings under these facilities. In addition, the Company has uncommitted credit facilities totaling $279.1 million with various domestic and foreign banks. At December 29, 1996, borrowings under these facilities totaled $39.2 million.

The weighted average interest rates on short-term borrowings at December 29, 1996 and at December 31, 1995 were 5.6 percent and
6.4 percent, respectively.

Graphic Table - Bar-graph indicating total debt for the following years, in millions:
   1996    $346.6
   1995    $402.3
   1994    $441.4

During 1996, $1.9 million of the 7.5 percent convertible subordinated debentures were converted to common shares at a rate of approximately 35.09 shares for each $1,000 debenture held. On December 27, 1996, the Company redeemed the remaining $61.9 million of convertible debentures at par value plus a 2.25 percent call premium. This redemption was funded with cash on hand and short-term borrowings.

On January 28, 1997, in connection with the redemption of the convertible subordinated debt, Arvin Capital I, a subsidiary of Arvin Industries, Inc., issued $100 million of 9.5 percent capital securities, maturing on February 1, 2027, callable in 10 years. Proceeds from this issue have been or are expected to be used for the acquisition of additional shares in Autocomponents, the purchase of the remaining shares in TESH, general corporate purposes and to pay down short term borrowings incurred in connection with the December 27, 1996 redemption of the convertible debentures.


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

Interest Rate Risk Management: The Company had no interest rate swap agreements outstanding at December 29, 1996. At December 31, 1995, the Company had interest rate swap agreements totaling $246.6 million notional amount with commercial and investment banks (the counterparties). Under each swap, the Company agreed to exchange with the counterparties the difference between fixed rate and floating rate interest amounts calculated on the notional amounts. In each case, the floating rate was the LIBOR, reset every six months. At year-end 1995, $171.6 million notional amount of the swap agreements effectively changed long-term debt issued by the Company or its subsidiaries from a fixed to a floating rate of interest. The average fixed interest rate received on such swaps during the year was 5.5 percent. The remaining $75.0 million of swaps at year-end 1995 resulted in the Company paying a fixed rate of interest while receiving a floating rate of interest. The average fixed interest rate paid on such swaps during the year was 8.4 percent. The net impact of the Company's interest rate hedging was $2.9 million expense in both 1996 and 1995 and $2.4 million expense in 1994. During 1995, the Company used the short sale of U.S. Treasury securities to fix the effective interest cost of a new debt issue completed in October. There was no material gain or loss on this short sale, nor were there any such anticipatory hedges outstanding at either year end.

Foreign Exchange Risk Management: At year-end 1996 and 1995, the Company had forward exchange contracts totaling $126.8 and $55.2 million, respectively, to hedge certain financial and operating transactions denominated in currencies other than various functional currencies. The full amount of the forward contracts at year-end 1996 and 1995 hedged existing non-functional currency denominated assets and liabilities. Although the Company used forward contracts during 1996 and 1995 to hedge anticipated non-functional currency denominated transactions, there were none outstanding at either year-end. The forward exchange contracts are principally in the major European currencies, and are usually for a term not exceeding one year.

During 1996 and in prior years, the Company also used foreign exchange options to reduce the Company's exposure to changes in exchange rates. These option contracts were principally in the major European currencies, and were written for a term of less than one year. There were no option contracts outstanding at year-end 1996 or 1995.

Fair Value of Financial Instruments: Interest rate swap agreements had a carrying value of a $.7 million liability at December 31, 1995. The fair value of these agreements approximated a $3.7 million liability at that date. Fair value of these agreements generally reflects the estimated amounts that the Company would have paid to terminate the contracts at the reporting date.

At December 29, 1996 the fair value of long-term debt, including that due within one year, approximated $318.6 million. The carrying value at that date was $300.5 million. At year-end 1995 the fair and carrying values of debt were $414.2 and $382.2 million, respectively. The fair value of debt was estimated for both years using quoted market prices and discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of lending arrangements. The differences between the carrying and fair values of the foreign exchange contracts at year-end 1996 and 1995 were not material.


Note 8 - Stock Based Compensation:

The Company has options outstanding under two stock-based compensation plans: the 1988 Stock Benefit Plan and the 1978 Stock Option Plan. The 1988 Stock Benefit Plan made available 2,760,000 shares of common stock for employee grant awards. These awards may include incentive and non-statutory stock options, stock appreciation rights, restricted shares and performance shares or units.

The Company has elected to continue following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee stock options. Accordingly, no compensation cost has been recognized for the Company's fixed stock option plans.

The 1996 income statement includes $.8 million of compensation expense for performance shares granted under the 1988 plan. A total of 24,500 performance shares were awarded in 1997 based on the Company's achievement of certain profitability measures during 1996. Compensation expense for 1996 was estimated based on an anticipated grant of 24,500 shares and the closing year-end share price of $24 3/4. Recipients of performance share grants are required to hold at least 50 percent of the shares granted for a minimum period of three years.

Stock option grants are outstanding under both the 1978 and 1988 plans. The exercise price of each option is not less than the fair market value of the Company's common stock on the date of grant. Options granted generally vest one year from grant date and generally expire ten years from grant date.

All outstanding options under the 1978 Stock Option Plan, if not exercised, will expire in 1997. No additional options may be granted under this plan.

A summary of the Company's fixed incentive stock option activity is presented below:

                                     1996          1995          1994
Options outstanding at
   beginning of year               2,271,050     2,096,339     1,936,595
Options granted                      401,609       325,450       345,850
Options exercised                    (56,900)      (65,092)      (86,598)
Options expired                     (169,500)      (85,647)      (99,508)
                                  ----------    ----------    ----------
Options outstanding at year-end    2,446,259     2,271,050     2,096,339
                                  ==========    ==========    ==========

Options exercisable at year-end    1,944,650     1,795,600     1,600,489
                                  ==========    ==========    ==========

Options available for grant at
    year-end                         614,006        62,915       324,245

Weighted average option prices
   per share:
      At beginning of year            $25.07        $25.77        $25.47
      Granted                          20.49         18.56         25.00
      Exercised                        17.37         16.47         18.10
      Expired                          31.07         24.08         23.93
      Outstanding at year-end          24.07         25.07         25.77
      Exercisable at year-end          24.17         25.48         25.14

For the weighted-average fair value of options granted during the year, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 3.7 and 4.1 percent; expected volatility of 27.8 and 27.8 percent, risk-free interest rates of 6.4 and 5.7 percent; and expected lives of 4.4 and 4.4 years.

                                           1996        1995
                                          -----       -----
Weighted-average fair value per option
 of options granted during the year.      $4.73       $4.02


Had compensation cost for the Company's employee stock options been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                    1996         1995
                                   -----        -----
Net Income
  As reported                   $   47.1     $   19.0
  Pro forma                         45.3         17.2

Primary earnings per share
  As reported                   $   2.09     $    .85
  Pro forma                         2.01          .77


The following table summarizes information about stock options outstanding and options exercisable at December 29, 1996.

                                 Options                                 Options
                               Outstanding                             Exercisable
                 -----------------------------------------------------------------

                                Weighted-     Weighted-                 Weighted-
                   Number        Average       Average       Number      Average
   Range of      Outstanding   Contractual     Exercise   Exercisable   Exercise
Exercise Prices  at 12/29/96       Life         Price     at 12/29/96     Price
---------------  -----------   -----------    ----------  -----------   ----------
$14.00 - $18.99      508,410    6.19 years       $ 17.91      508,410      $ 17.91
$19.00 - $23.99      776,459    7.42 years         21.93      382,350        23.51
$24.00 - $28.99      630,090    6.09 years         25.14      622,590        25.15
$29.00 - $33.99      338,350    6.68 years         29.26      338,350        29.26
$34.00 - $38.99      192,950    3.67 years         36.30       92,950        36.13

Employee Stock Benefit Trust (the Trust):  In December 1996 the
Company established the Trust to satisfy future obligations arising under existing benefit plans, including stock plans, 401(k) plans, and other employee benefit plans as designated by the Company and to promote employee ownership in the Company.
The Company sold 1.8 million newly issued shares of common stock to the Trust in exchange for a promissory note of $42.2 million that bears interest at the rate of 8 percent per annum. The
Trust has a ten year life during which it will utilize the common stock to satisfy those obligations.


Note 9 - Operating Leases:

Certain of the Company's manufacturing plants, warehouses and offices are leased facilities. The Company also leases manufacturing and office equipment. Future minimum lease payments of operating leases net of related sublease income are $9.7 million in 1997, $9.5 million in 1998, $8.4 million in 1999, $7.4 million in 2000, $4.8 million in 2001 and $20.7 million thereafter. Net rental expense under these leases in 1996, 1995 and 1994 was $15.5, $15.4 and $13.0 million, respectively.


Note 10 - Contingencies:

The Company is a participant with the EPA and the current owner of a site previously owned by the Company's Maremont subsidiary in a corrective action proceeding under the Resource Conservation and Environmental Recovery Act. The Company has accrued for its share of the reasonably estimable minimum remediation costs at this site, which include costs incurred in connection with further studies and design of a remediation plan, remediation costs, cleanup activities, and administrative, legal and consulting fees.

The Company is defending various environmental claims and legal actions that arise in the normal course of its business, including matters in which the Company has been designated a potentially responsible party at certain waste disposal sites or has been notified that it may be a potentially responsible party at other sites as to which no proceedings have been initiated.
At a majority of these sites, the information currently available leads the Company to believe it has very limited or even de minimis responsibility. At other sites, the remediation method, amount of remediation costs, or the allocation among potentially responsible parties has not been determined. Where reasonable estimates are possible, the Company has provided for the undiscounted costs of study, cleanup, remediation, and certain other costs, taking into account, as applicable, available information regarding site conditions, potential cleanup methods and the extent to which other parties can be expected to bear those costs.

Two previously disclosed suits filed by Chamberlain Manufacturing
Corporation were settled during 1996. Both claims grew out of the May 1987 sale of a Maremont unit, Saco Defense, Inc., to Chamberlain and related to (i) certain worker compensation cases pending at the time of the sale and (ii) assertions of nonconforming products being shipped to the U.S. government prior to the sale. The settlement, which included dismissal of all litigation, was within amounts previously reserved for this litigation and did not have a significant impact on the Company's
1996 results of operations.

At December 29, 1996 and December 31, 1995, respectively, the
Company had accrued $14.1 and $9.6 million for environmental remediation costs and $3.3 and $21.0 million for its estimated liability related to pending legal matters. Given the inherent uncertainties in evaluating legal and environmental exposures, actual costs to be incurred in future periods may vary from the currently recorded estimates. The Company expects that any sum it may be required to pay in connection with legal and environmental matters in excess of the amounts recorded will not have a material adverse effect on its financial condition.

In conjunction with the September 29, 1995 sale of Space
Industries International, Inc., the Company guaranteed approximately $22.9 million of the purchaser's (Calspan SRL
Corporation) debt. The guarantee amount, which was $18.0 and $21.7 million at December 29, 1996 and December 31, 1995, respectively, is scheduled to decline quarterly over a four year period before expiring on September 30, 1999. It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.

During 1995, the Company instituted a review of an underperforming 50 percent owned joint venture serving the European Original Equipment market. The Company's previously disclosed negotiations were satisfactorily concluded and approved by regulatory agencies in the second quarter of 1996. An agreement was also reached with the Company's joint venture partner and lending institutions for the restructuring of the joint venture's debt. The agreement did not have a material impact on the Company's financial statements.


Note 11 - Pension Plans:

The Company has contributory and non-contributory defined benefit pension plans for its continuing operations. Plan benefits are paid through pension trusts that are sufficiently funded to ensure that the plans can pay benefits to retirees as they become due. Net pension expense for these plans consists of the following components:

                                     1996       1995       1994
                                   ------     ------     ------
Service cost                    $     9.3  $     7.6  $     8.5
Interest cost                        20.8       20.1       17.8
Actual (gain) loss on assets        (42.2)     (46.4)      14.9
Net amortization and deferral        16.3       22.7      (37.8)
                                   ------     ------     ------
   Net periodic pension cost    $     4.2  $     4.0  $     3.4
                                   ======     ======     ======

The Company's pension obligations for its United States plans were projected to, and the assets were valued as of the end of 1996 and 1995. The plan assets, comprised almost entirely of high grade stocks and bonds, included 1.3 and 1.2 million shares of the Company's common stock at year-end 1996 and 1995, respectively.

Assumptions used in determining the projected benefit obligation for the domestic and international plans are as follows:


                                1996        1995         1994
                                -----       -----        -----
United States Plans
Discount Rate for Obligations   7.25%       7.00%        8.00%
Expected Return on Plan Assets  9.00%       9.00%        9.00%
Average Salary Increases        4.75%       4.75%        4.75%

International Plans
Discount Rate for Obligations   8.00%       8.00%        9.00%
Expected Return on Plan Assets  9.00%       9.00%        9.00%
Average Salary Increases        6.00%       6.00%        7.00%

The following tables summarize the funded status of the Company's pension plans:

                                     Plans for           Plans for
                                       which               which
                                       assets           accumulated
                                      exceed             benefits
                                    accumulated           exceed
1996                                 benefits             assets
------------------------------      ----------          ----------

Benefit obligation
   Vested                          $    (157.0)         $   (110.1)
   Nonvested                             (10.0)               (7.3)
                                       -------             -------
Accumulated benefit obligation          (167.0)             (117.4)
Projected impact of future
  salary increases                       (26.4)                (.7)
                                       -------             -------
Projected benefit obligation            (193.4)             (118.1)
Plan assets at market value              210.5               114.7
                                       -------             -------
Funded status                             17.1                (3.4)
Unamortized initial asset                 (4.8)               (3.5)
Unrecognized (gain) loss                 (12.7)                 .3
Unrecognized prior service cost            4.3                 7.5
                                       -------             -------
Prepaid pension cost               $       3.9         $        .9
                                       =======             =======

                                     Plans for           Plans for
                                       which               which
                                       assets           accumulated
                                      exceed             benefits
                                    accumulated           exceed
1995                                 benefits             assets
------------------------------      ----------          ----------

Benefit obligation
   Vested                          $    (148.1)         $   (103.9)
   Nonvested                              (6.7)               (6.0)
                                       -------             -------
Accumulated benefit obligation          (154.8)             (109.9)
Projected impact of future
  salary increases                       (24.0)                (.7)
                                       -------             -------
Projected benefit obligation            (178.8)             (110.6)
Plan assets at market value              181.2               103.6
                                       -------             -------
Funded status                              2.4                (7.0)
Unamortized initial asset                 (5.5)               (4.2)
Unrecognized loss                          2.4                 4.6
Unrecognized prior service cost            4.5                 7.6
Additional minimum liability                --                (7.3)
                                       -------             -------
Prepaid pension cost (pension
  liability)                       $       3.8         $      (6.3)
                                       =======             =======


Note 12 - Other Postretirement Benefits:

The Company provides certain retiree health care benefits covering a majority of U.S. salaried employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of credited service. The plans are contributory based on years of service, with contributions adjusted annually. The Company generally does not pre-fund these benefits and has the right to modify or terminate certain of these plans in the future.

The components of other postretirement benefit expense for continuing operations are as follows:

                                       1996      1995      1994
                                       ----      ----      ----
Service cost                        $   1.0   $    .9   $   1.2
Interest cost                           2.4       2.7       2.6
Other                                   (.4)      (.3)       --
                                       ----      ----      ----
Total cost                          $   3.0   $   3.3   $   3.8
                                       ====      ====      ====

The accumulated postretirement benefit obligation in the
accompanying balance sheet is comprised of the following
components:
                                                   1996       1995
                                                   ------       ====
Retirees                                        $  (19.0)  $  (16.4)
Fully eligible active plan participants             (2.7)      (2.7)
Other active plan participants                     (14.2)     (15.5)
                                                   ------     ------
Total accumulated postretirement benefit
  obligation                                       (35.9)     (34.6)
Unrecognized net actuarial gains                    (9.7)      (9.9)
                                                   ------     ------
Accrued postretirement benefit obligation       $  (45.6)  $  (44.5)
                                                   ======     ======

Future benefit costs for 1995 were estimated assuming medical costs would increase at a 10 percent annual rate for 1996 decreasing to a 5 percent annual growth rate ratably over the next 5 years and then remaining at a 5 percent growth rate thereafter. Future benefit costs for 1996 were estimated assuming medical costs would increase at a 9 percent annual rate for 1997 decreasing to a 5 percent annual growth rate ratably over the next 4 years and then remaining at a 5 percent growth rate thereafter. A one percent increase in this annual trend rate would have increased the accumulated postretirement benefit obligation at December 29, 1996 by 16.6 percent. The effect of this change on the aggregate of service and interest cost for 1996 would be an increase of 20.7 percent. The weighted average discount rate used to estimate the accumulated postretirement benefit obligation was 7.25 percent and 7 percent at year-end
1996 and 1995, respectively.

Certain of the Company's non-U.S. subsidiaries provide limited non-pension benefits to retirees in addition to government sponsored programs. The cost of these programs is not significant to the Company. Most retirees outside the United
States are covered by government sponsored and administered programs.


Note 13 - Impact of New Accounting Standards:

In June 1996 the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 125 (SFAS 125),
"Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities." This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and will be applied prospectively. The Company does not expect that implementation of SFAS 125 will have a material impact on its results from operations or financial position.


Note 14 - Shareholders' Rights Plan:

The Company enacted a preferred share purchase rights plan pursuant to a Rights Agreement dated May 29, 1986 ("the Rights
Plan.") The Rights Plan has been amended twice since 1986 and in 1996 the term of the Rights Plan was extended to June 13, 2006.

Under the Rights Plan, one preferred share purchase Right
("Right") trades with each share of the Company's common stock.
Each Right entitles its holder, until the earlier of June 13, 2006 or the redemption of the Rights, to purchase from the Company one one-hundredth of a share of the Company's Series C
Junior Participating Preferred Stock (the "Preferred Stock") at an exercise price of $90 per one one-hundredth share, subject to adjustment. The Rights are redeemable by the Board of Directors at $.10 per Right at any time prior to the acquisition by a person or group of beneficial ownership of 20 percent or more of the Company's common stock. The right to exercise the Rights terminates at the time the Board elects to redeem them. At no time do the Rights have any voting rights.

The Rights are not exercisable or transferable apart from the Company's common stock until the earlier of (i) ten days following a public announcement that a person or group has acquired beneficial ownership of 20 percent or more of the outstanding common stock or (ii) ten business days after commencement, or announcement of an intention to make a tender offer or exchange offer, which would result in a person or group beneficially owning 20 percent or more of the outstanding common stock. When exercisable, the holder of the Right (other than the person or group acquiring or attempting to acquire beneficial ownership of 20 percent or more of the Company's common stock) has the right to purchase, at the current exercise price of the Right, a number of the Company's common stock having a market value equal to twice the current exercise price of the Right. If
20 percent or more (but less than 50 percent) of the common stock is acquired by a person or group, the Board of Directors may exchange each Right for one share of common stock.

The Rights have certain anti-takeover effects and may cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board. The 20 percent acquisition "trigger point" can be reduced to 10 percent by the Board.


Note 15 - Concentrations of Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base includes most significant automotive manufacturers and a large number of well known jobbers, distributors, and installers of automotive replacement parts in North America and Europe. The Company generally does not require collateral and the majority of its trade receivables are unsecured. Although the Company is directly affected by the financial well-being of the automotive industry, management does not believe significant credit risk exists at December 29, 1996.

The Company relies on several key vendors to supply its primary raw material needs for each of its markets. Although there are a limited number of manufacturers in each market capable of supplying these needs, the Company believes that other suppliers could provide for the Company's needs on comparable terms.
Abrupt changes in the supply flow could, however, cause a delay in manufacturing and a possible inability to meet sales commitments on schedule or a possible loss of sales, which would affect operating results adversely.


Note 16 - Business Segments:

The Company is engaged in the manufacture and sale of automotive parts and other products and services, primarily in the United
States and Europe.

                                                 1996        1995        1994
                                               --------    --------    --------
Net Sales:
     Automotive Original Equipment           $  1,549.5  $  1,337.2  $  1,194.7
     Automotive Replacement                       663.2       629.2       654.8
                                               --------    --------    --------
       Total net sales                       $  2,212.7  $  1,966.4  $  1,849.5
                                               ========    ========    ========

Operating Income from Continuing
Operations:
     Automotive Original Equipment           $     71.6  $     67.8  $     70.9
     Automotive Replacement                        48.5        31.7        33.2
                                               --------    --------    --------
        Operating income by segment               120.1        99.5       104.1
Less:
     Expenses unrelated to segments, net           12.3        16.7        12.6
     Gain on sale of shares in affiliate          (10.8)         --          --
     Corporate general and administrative          17.6        12.2        12.6
     Net interest expense                          36.9        41.2        40.1
                                               --------    --------    --------
        Earnings from continuing operations
            before income taxes              $     64.1  $     29.4  $     38.8
                                               ========    ========    ========

Identifiable assets:
    Automotive Original Equipment            $    799.8  $    711.4  $    650.4
    Automotive Replacement                        349.8       326.7       338.9
                                               --------    --------    --------
      Total identifiable assets                 1,149.6     1,038.1       989.3
    General Corporate and Discontinued
       Operations(1)                              230.6       252.9       242.2
                                               --------    --------    --------
      Total assets                           $  1,380.2  $  1,291.0  $  1,231.5
                                               ========    ========    ========


Depreciation and amortization:
    Automotive Original Equipment            $     61.9  $     53.0  $     46.2
    Automotive Replacement                         17.2        19.1        23.6
    General Corporate and Discontinued
       Operations                                    .6         2.8         8.4
                                               --------    --------    --------
      Total depreciation and amortization    $     79.7  $     74.9  $     78.2
                                               ========    ========    ========


Additions to property, plant and equipment:
    Automotive Original Equipment            $     66.1  $     79.3  $     80.0
    Automotive Replacement                         11.8        19.2        20.2
    General Corporate and Discontinued
       Operations                                   1.2         2.0         6.4
                                               --------    --------    --------
      Total capital additions                $     79.1  $    100.5  $    106.6
                                               ========    ========    ========

1    Consists primarily of cash and cash equivalents, prepaid
expenses, non-current assets, net assets of discontinued
operations, and assets of business transferred under
contractual arrangements.


Graphic Table - Bar-graph indicating sales in the United States,
Europe and Other, respectively, for the following years, in
millions:
   1996    $1,233.1, $759.9 and $219.7
   1995    $1,129.4, $635.0 and $202.0
   1994    $1,130.7, $523.1 and $195.7

Sales exported out of the United States and sales between business segments (affiliated customers) were not significant and are thus not separately reported. Information on the Company's geographic areas is as follows:

                                               1996         1995         1994
                                             --------     --------     --------
Net sales:
     United States                        $   1,233.1  $   1,129.4  $   1,130.7
     Europe                                     759.9        635.0        523.1
     Other                                      219.7        202.0        195.7
                                             --------     --------     --------
        Total net sales                   $   2,212.7  $   1,966.4  $   1,849.5
                                             ========     ========     ========

Operating Income:
     United States                        $      50.0  $      44.6  $      63.8
     Europe                                      50.5         39.8         27.7
     Other                                       19.6         15.1         12.6
                                             --------     --------     --------
        Total operating income            $     120.1  $      99.5  $     104.1
                                             ========     ========     ========

Identifiable assets:
     United States                        $     561.5  $     506.8  $     493.8
     Europe                                     528.8        470.8        428.6
     Other                                       59.3         60.5         66.9
                                             --------     --------     --------
       Total identifiable assets          $   1,149.6  $   1,038.1  $     989.3
                                             ========     ========     ========


Sales to three customers, primarily in the Automotive Original
Equipment segment, exceeded 10 percent of total net sales in 1996, 1995 or 1994. Sales to those customers were as follows:

                       1996              1995              1994
                  --------------    --------------    --------------
                             % of              % of              % of
                  Amount    Sales   Amount    Sales   Amount    Sales
                  ------    -----   ------    -----   ------    -----
Customer one    $  423.1    19.1% $  379.4    19.3%  $ 326.8    17.7%
Customer two       286.8    13.0%    243.3    12.4%    202.2    10.9%
Customer three     226.2    10.2%    179.3     9.1%    168.1     9.1%
                   -----    -----    -----    -----    -----    -----
                $  936.1    42.3% $  802.0    40.8%  $ 697.1    37.7%
                   =====    =====    =====    =====    =====    =====

Note 17 - Investments in Affiliates:

Included in Arvin's continuing operations at December 29, 1996, are equity interests of 50 percent or less owned companies engaged in the production and distribution of automotive exhaust and ride control products. Amounts presented include the accounts of the following equity affiliates: Etablissements Rosi
S.A. (50%), Ansa Marmitte S.p.A. (50%), Autocomponents Suspension
S.r.l. (49.9%), Arvin Sango, Inc. (50%), Schmitz & Brill GmbH
(50%), Gabriel Mexico S.A. (40%), Gabriel de Venezuela (41.9%) and Cofap-Arvin (40%). The Company holds numerous other, smaller equity investments at a 40 to 50 percent ownership level.

As of December 29, 1996 and December 31, 1995, the excess of cost over acquired net assets for companies accounted for by the equity method was $34.0 and $36.5 million, respectively. In 1996 and 1995, the Company received dividends from affiliates of $3.4 and $2.9 million, respectively.

Summarized financial information of affiliates accounted for under the equity method at year-end 1996, 1995 and 1994 follows.
The consolidation of Way Assauto and the sale of Fric Rot during 1996 are primarily responsible for the change in reported summarized financial information at year-end 1996.


Condensed Statement of
   Operations:                       1996     1995    1994
                                    -----    -----    -----
Net sales                        $  408.7 $  557.1 $  507.0
Gross profit                         82.8     95.3     87.9
Net earnings                         10.9      9.1     13.2


Condensed Statement of
   Financial Condition:             1996     1995     1994
                                    -----    -----    -----
Current assets                   $  107.5 $  247.3 $  204.0
Non-current assets                  180.6    177.6    173.7
                                    -----    -----    -----
                                 $  288.1 $  424.9 $  377.7
                                    =====    =====    =====

Current liabilities              $   71.9 $  162.0 $  118.8
Non-current liabilities             107.1    137.3    133.5
Shareholders' equity                109.1    125.6    125.4
                                    -----    -----    -----
                                 $  288.1 $  424.9 $  377.7
                                    =====    =====    =====




                REPORT OF INDEPENDENT ACCOUNTANTS


To The Shareholders and Board of Directors of
  Arvin Industries, Inc.


In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Arvin Industries, Inc. and its subsidiaries at December 29, 1996 and December 31,
1995, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Space Industries
International, Inc., an approximately 70% owned subsidiary sold on September 29, 1995 (see notes 2 and 10 to consolidated financial statements), as of and for the year ended January 1, 1995. Such statements reflect net sales of $190 million for the year ended January 1, 1995, the results of which are included in income (loss) from discontinued operations. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion herein, insofar as it relates to the amounts included for Space Industries International, Inc. for the year ended January 1, 1995, is based solely on the report of other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.





Price Waterhouse LLP
/s/ Price Waterhouse LLP
Indianapolis, Indiana
January 29, 1997



Arvin Industries, Inc.
Schedule II
Valuation and Qualifying Accounts
(Dollars in millions)
                                              Additions
                                    Balance   Charged to  Charged to  Deductions Balance at
                                   Beginning    Profit      Other        from      End of
Description                         of Year    or  Loss    Accounts    Reserves     Year
------------                       ---------   ---------   ---------   ---------  ---------
Year ended December 29, 1996
----------------------------
Allowance for doubtful accounts     $  4.2     $  5.5     $  .1 (1)    $ 3.1 (2)   $   6.7
Accumulated amortization of
  goodwill                          $ 31.3     $  5.1     $ 1.6 (1)    $ 2.5 (4)   $  32.3
Valuation allowance for deferred
  tax assets                        $ 21.8     $  2.0     $  --        $ 7.8 (5)   $  16.0

Year ended December 31, 1995
----------------------------
Allowance for doubtful accounts     $  3.8     $  2.5     $  .1 (1)    $ 2.2 (2)   $   4.2
Accumulated amortization of
  goodwill                          $ 26.6     $  4.7     $  --        $  --       $  31.3
Valuation allowance for deferred
  tax assets                        $  9.5     $ 13.8     $  --        $ 1.5       $  21.8

Year Ended January 1, 1995
----------------------------
Allowance for doubtful accounts     $  2.6     $  1.9     $  .5 (1)    $ 1.2 (2)   $   3.8
Accumulated amortization of
  goodwill                          $ 22.0     $  4.7     $  --        $  .1 (3)   $  26.6
Valuation allowance for deferred
  tax assets                        $ 10.5     $  2.9     $  --        $ 3.9       $   9.5

(1)  Includes translation adjustment.
(2)  Includes accounts charged off, net of recoveries and reclassification of reserves.
(3)  Includes fully amortized goodwill written off.
(4)  Includes reclassifications.
(5)  Principally the utilization of capital loss carryforwards.

           QUARTERLY FINANCIAL DATA (UNAUDITED)
     (Dollars in millions, except per share amounts)
                            1st Quarter     2nd Quarter     3rd Quarter     4th Quarter
                            -----------     -----------     -----------     -----------

                             1996    1995  1996     1995   1996    1995     1996    1995
                            -----   -----  -----   -----   -----   -----   -----   -----
Net sales                 $ 511.6 $ 494.2 $ 583.3 $ 509.7 $ 557.1 $ 462.1 $ 560.7 $ 500.4

Gross profit                 61.6    60.6    78.6    70.2    70.9    58.2    61.4    69.7

Earnings
  Continuing operations       5.9     2.6    14.1     5.2     8.3     2.7    18.8     7.4
  Net                         5.9     5.1    14.1     5.6     8.3     1.0    18.8     7.4

Earnings
  per common share

  Primary
   Continuing operations  $   .26 $   .12 $   .63 $   .23 $   .37 $   .12 $   .83 $   .33
   Net                        .26     .23    .63     .25     .37     .04     .83     .33

  Fully Diluted
   Continuing operations      .26     .12    .60     .23     .36     .12     .80     .33
   Net                        .26     .23    .60     .25     .36     .04     .80     .33


Note 1:  Earnings from continuing operations for 1996 includes $10.8 million gain on sale of shares in affiliate.  Earnings from continuing operations for 1996 also includes special charges and credits, net of $.3, $(.7), $6.2 and $(.8)
         million in quarters one, two, three and four, respectively.
Note 2:  Earnings from continuing operations for 1995 includes restructuring and special charges and credits, net of $2.1, $8.4, ($4.6) and $5.3 million in quarters one, two, three and four, respectively.

Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure
--------------------------------------------------------
None.
                            Part III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

Information regarding Directors of the Registrant is contained in the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 17, 1997, under the captions "Election of Directors" and "Compliance with Forms 3, 4 and 5 Reporting Requirements", and is incorporated herein by reference.

Item 11. Executive Compensation
-------------------------------

This information is contained in the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 17, 1997 under the caption "Executive Compensation" (exclusive of the portion under the subcaption "Report of the Compensation Committee on Executive Compensation") and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners
           and Management
----------------------------------------------------------

This information is contained in the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 17, 1997 under the captions "Certain Beneficial
Owners" and "Election of Directors" and is incorporated herein by reference.

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





                             Part IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K
---------------------------------------------------------------

(a) (1) Financial Statements
The following financial statements are filed as part of this report See index to Consolidated Financial Statements in Item 8.

    Consolidated Statement of Operations for each of the three years in the period ended December 29, 1996

    Consolidated Statement of Financial Condition at
       December 29, 1996 and December 31, 1995

    Consolidated Statement of Shareholders' Equity for each of the three years in the period ended December 29, 1996

    Consolidated Statement of Cash Flows for each of the three years in the period ended December 29, 1996

    Notes to Consolidated Financial Statements

    Report of Independent Accountants

(a) (2) Financial Statement Schedules

Financial Statement Schedules:
    For each of the three years in the period ended
     December 29, 1996
        II  Valuation and Qualifying Accounts

The registrant's Consolidated Financial Statement schedules are included in Item 8 herein.

 (a) (3) Exhibits

The exhibits filed as a part of this Annual Report on Form 10-K are:

Exhibit                                           Incorporated Herein By
Number    Exhibit                                 Reference as Filed With
------    ------------------------------------    ------------------------------

 3(A)     Amended and Restated Articles of        1990 Form 10-K as Exhibit 3(A)
          Incorporation and Amendments Thereto

 3(B)     Amended and Restated By-Laws            Form 8-K dated May 10, 1996 as
                                                  Exhibit 3(ii)

Instruments defining the Rights of Security-Holders, including
Indentures:  Pursuant to Item 601 (b)(4)(iii)(A) of Regulation
S-K, the registrant is not filing certain documents because the total amount of debt securities authorized under each such document does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish a copy of each such document to the Commission upon request.

 4(A)     Indenture dated as of March 1, 1987     Registration Statement No.33-10941
          relating to $200 million aggregate      as Exhibit 4
          principal amount debt securities

 4(B)     Indenture dated as of July 10, 1989     Registration Statement No.33-29230
          relating to 7.5 percent Convertible     as Exhibit 4.5
          Subordinated Debentures due 2014

 4(C)     Indenture dated July 3, 1990 relating   Registration Statement No.33-34818
          to Debt Securities of Arvin Overseas    as Exhibit 4(a)
          Finance B.V., unconditionally
          guaranteed by Arvin Industries, Inc.

 4(D)     Indenture dated July 3, 1990 relating   Registration Statement No.33-53087
          to Senior Debt Securities.              as Exhibit 4-4

 4(E)     Rights Agreement, as amended            Form 8-K dated May 10, 1996
                                                  Form 8-K dated June 16, 1986
                                                  Form 8-K dated February 28, 1989
                                                  Form 10-Q for the third quarter
                                                  ended 10-2-94 as Exhibit 4

4(F)      Amended and Restated Declaration of     Form 8-K dated February 10, 1997
          Trust dated as of January 28, 1997      as Exhibit 4.3
          relating to 9.5 percent Capital
          Securities of Arvin Capital I,
          guaranteed by Arvin Industries, Inc.

4(G)      Indenture dated as of January 28, 1997  Registration Statement No. 333-
          relating to 9.5 percent Junior          18521 as Exhibit 4.4
          Subordinated Deferrable Interest
          Debentures due 2027, held by Arvin
          Capital I

4(H)      First Supplemental Indenture dated as   Form 8-K dated February 10, 1997
          of January 28, 1997 relating to 9.5     as Exhibit 4.5
          percent Junior Subordinated Deferrable
          Interest Debentures due 2027, held by
          Arvin Capital I

4(I)      Capital Securities Guarantee Agreement  Registration Statement No. 333-
          dated as of January 28, 1997 relating   18521 as Exhibit 4.7Form 8-K dated
          to the 9.5 percent Capital Securities   May 10, 1996
          of Arvin Capital I, guaranteed by       Form 8-K dated June 16, 1986
          Arvin Industries, Inc.Rights            Form 8-K dated February 28, 1989
          Agreement, as amended                   Form 10-Q for the third quarter
                                                  ended
                                                  10-2-94 as Exhibit 4

10(A)  *  1978 Stock Option Plan for Officers     1980 Form 10-K as Exhibit 10(A)
          and Key Employees
          -Amendments                             1982 Form 10-K as Exhibit 10(A),
                                                  Form 10-Q for the first quarter
                                                  ended 4-1-84 as Exhibit 10(A),
                                                  Form 10-Q for the first quarter
                                                  ended 4-5-87 as Exhibit 10(A)

10(B) *   Management Incentive Plans              1995 Form 10-K as Exhibit 10(B)

10(C) *   Employment Agreement with Byron O.      Form 10-Q for the third quarter
          Pond dated October 31, 1993             ended 10-4-93 as Exhibit 10(F)

10(D) *   Unfunded Deferred Compensation Plan     1982 Form 10-K as Exhibit 10(D)
          for Directors

10(E)  *  1988 Arvin Industries, Inc. Stock       1991 Form 10-K as Exhibit 10(E)
          Benefit Plan
          -Amendments                             Form S-8 dated November 26, 1996
                                                  Form 10-Q/A for the quarter ended
                                                  July 4, 1993 as Exhibit 10(E)

10(F)     Employee Stock Benefit Trust effective  Form 8-K dated January 20, 1997 as
          as of December 20, 1996 relating to     Exhibit 99.1
          The Arvin Industries, Inc. Employee
          Stock Benefit Trust

10(G)     Common Stock Purchase Agreement dated   Form 8-K dated January 20, 1997 as
          December 20, 1996 relating to The       Exhibit 99.2
          Arvin Industries, Inc. Employee Stock
          Benefit Trust

11        Computation of Earnings Per Share       filed herewith as Exhibit 11

12        Computation of Ratios                   filed herewith as Exhibit 12

21        Subsidiaries of the Registrant          filed herewith as Exhibit 21

23(A)     Consent of Independent Accountants      filed herewith as Exhibit 23(A)

23(B)     Consent of Independent Accountants      filed herewith as Exhibit 23(B)

23(C)     Independent Auditors' Report and
          Consent of Independent Accountants      filed herewith as Exhibit 23(C)

27        Financial Data Schedule                 filed herewith as Exhibit 27

* This exhibit is a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

Report Dated - May 10, 1996
Item 5.   Other Events
On April 18, 1996 the Board of Directors of Arvin Industries, Inc. (the "Company") authorized an amendment to the Rights Agreement dated as of May 28, 1986, as amended as of February 23, 1989 and November 10, 1994, (the "Rights Agreement") between the Company and Harris Trust and Savings Bank, as Rights Agent. The Rights Agreement was amended (the "Amendment") to extend the term of the rights issued thereunder for a period of ten additional years. The rights are now set to expire on June 13, 2006.

Report Dated - May 10, 1996
Item 5.   Other Events
At its April 18, 1996 regular meeting, the Board of Directors of Arvin Industries amended Section 6.1 of its ByLaws to expand the categories of affiliated entities for which the Company may guarantee obligations upon the approval of certain designated officers.









                           Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.





                         Arvin Industries, Inc.




          by:        /s/     R. A. Smith
                     _____________________
                         R. A. Smith
                         Vice President-Finance & Chief
                          Financial Officer




          by:        /s/    W. M. Lowe, Jr.
                     _____________________
                         W. M. Lowe, Jr.
                         Controller & Chief Accounting Officer



Date:  March 24, 1997



The signatures that follow constitute a majority of the Board of Directors of the Registrant.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ B. O. Pond                               March 24, 1997
________________________________             ______________
B. O. Pond
Chairman of the Board of
Directors
and Chief Executive Officer

/s/ J. K. Baker                              March 24, 1997
________________________________             ______________
J. K. Baker
Vice-Chairman of the Board of
Directors

/s/ V. W. Hunt                               March 24, 1997
________________________________             ______________
V. W. Hunt
President, Chief Operating
Officer
and Director

/s/ R. A. Smith                              March 24, 1997
________________________________             ______________
R. A. Smith
Vice President-Finance, Chief
Financial Officer
and Director

/s/ I. W. Gorr                               March 24, 1997
________________________________             ______________
I. W. Gorr
Director

/s/ F. R. Meyer                              March 24, 1997
________________________________             ______________
F. R. Meyer
Director

/s/ A. R. Velasquez                          March 24, 1997
________________________________             ______________
A. R. Velasquez
Director

/s/ J. P. Allen                              March 24, 1997
________________________________             ______________
J. P. Allen
Director

/s/ S. C. Beering                            March 24, 1997
________________________________             ______________
S. C. Beering
Director

/s/ J. P. Flannery                           March 24, 1997
________________________________             ______________
J. P. Flannery
Director

/s/ R. W. Hanselman                          March 24, 1997
________________________________             ______________
R. W. Hanselman
Director

/s/ D. J. Kacek                              March 24, 1997
________________________________             ______________
D. J. Kacek
Director