Form 10-Q
period 1997-03-30
ARVIN INDUSTRIES INC
filed 1997-05-09
CIK 7636

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                              FORM 10-Q

Mark one
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended March 30, 1997 or


[  ]      Transition Report Pursuant to Section 13 or 15(d)
          of the Securities Exchange Act of 1934


                    Commission File Number 1-302
                                           ------


                       ARVIN INDUSTRIES, INC.
                       -----------------------
       (Exact name of registrant as specified in its charter)

             Indiana                       35-0550190
           ----------                     ------------
 (State or other jurisdiction of        (I.R.S. Employer
                                       Identification No.)
 incorporation  or organization)


   One Noblitt Plaza, Box 3000
          Columbus, IN                     47202-3000
   ---------------------------            -------------
 (Address of principal executive           (Zip Code)
            offices)




                            812-379-3000
                           ---------------
         (Registrant's telephone number including area code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]  No  [   ]

As of May 4, 1997, the Registrant had outstanding 24,581,677 Common Shares (including employee stock benefit trust shares and excluding treasury shares), $2.50 par value.

                          Table of Contents
                        --------------------



Part I.  Financial Information                                          Page
-------------------------------                                          No.

Item 1.    Financial Statements

       Consolidated Statement of Operations for the Three Months
          Ended March 30, 1997 and March 31, 1996                          3

       Consolidated Statement of Financial Condition at March 30, 1997
          and December 29, 1996                                            4

       Consolidated Statement of Cash Flows for the Three Months Ended
          March 30, 1997 and March 31, 1996                                5

       Condensed Notes to Consolidated Financial Statements                6

Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        8


Part II. Other Information

Item 6.    Exhibits and Reports on Form 8K                                11


                       Part I
Item 1:  Financial Statements

              Arvin Industries, Inc.
        Consolidated Statement of Operations
  (Dollars in millions, except per share amounts)
                     Unaudited

                                                       Three Months Ended
                                                       --------------------
                                                       March 30,    March 31,
                                                          1997         1996
                                                        --------     --------


Net Sales                                            $     564.0  $     511.6
Costs and Expenses:
  Cost of goods sold                                       491.3        450.0
  Selling, operating general and administrative             36.6         36.4
  Corporate general and administrative                       5.8          3.5
  Net gain on capital transactions                          (2.2)          .0
  Interest expense                                           9.6          9.9
  Interest income                                            (.9)         (.4)
  Other expense, net                                         4.8          3.5
                                                        --------     --------
                                                           545.0        502.9
                                                        --------     --------

Earnings Before Income Taxes                                19.0          8.7
  Income taxes                                              (5.7)        (3.2)
  Minority share of income                                  (1.7)         (.8)
  Equity income of affiliates                                1.4          1.2
                                                        --------     --------
Net Earnings                                         $      13.0  $       5.9
                                                        ========     ========


Primary Earnings Per Common Share                    $       .57  $       .26

Average Common Shares Outstanding (000's)                 22,835       22,333

Dividends per common share                           $       .19  $       .19

See notes to consolidated financial statements.

               Arvin Industries, Inc.
   Consolidated Statement of Financial Condition
  (Dollars in millions, except per share amounts)
                     Unaudited

                                                         As of        As of
Assets                                                  3/30/97      12/29/96
--------                                                --------     --------
Current Assets:
  Cash and cash equivalents                          $      71.2  $      39.4
  Receivables, net of allowances of $7.0 as of
    March 30, 1997 and $6.7 as of December 29, 1996        354.4        304.7
  Inventories                                              109.8        115.9
  Other current assets                                      81.5         78.9
                                                        --------     --------
    Total current assets                                   616.9        538.9
                                                        --------     --------

Non-Current Assets:
  Property, plant and equipment                          1,014.2      1,011.0
    Less accumulated depreciation                          554.7        547.1
                                                        --------     --------
                                                           459.5        463.9
  Goodwill, net of amortization of $32.2 as of
    March 30, 1997 and $32.3 as of December 29, 1996       149.7        158.0
  Investment in affiliates                                  86.9         85.7
  Assets of business transferred under
    contractual arrangements                                72.4         72.4
  Other assets                                              54.5         61.3
                                                        --------     --------
     Total non-current assets                              823.0        841.3
                                                        --------     --------
                                                     $   1,439.9  $   1,380.2
                                                        ========     ========
Liabilities and Shareholders' Equity
-------------------------------------
Current Liabilities:
  Short-term debt                                    $       8.3  $      52.6
  Accounts payable                                         268.0        257.7
  Accrued expenses                                         128.5        124.8
  Income taxes payable                                       7.5         17.7
                                                        --------     --------
    Total current liabilities                              412.3        452.8
                                                        --------     --------

Long-term employee benefits                                 68.0         67.0
Other long-term liabilities                                 18.4         22.4
Long-term debt                                             300.3        294.0
Liabilities and deferred credit of
  business transferred                                      72.4         72.4
Minority interest                                           34.8         34.2
Company-obligated mandatorily redeemable
  capital securities of trust subsidiary                    98.9         --
Shareholders' Equity:
  Common shares ($2.50 par value)                           65.6         65.4
  Capital in excess of par value                           248.5        247.3
  Retained earnings                                        234.9        226.2
  Cumulative translation adjustment                        (35.9)       (19.9)
  Employee stock benefit trust                             (42.2)       (42.2)
  Common shares held in treasury (at cost)                 (36.1)       (39.4)
                                                        --------     --------
    Total shareholders' equity                             434.8        437.4
                                                        --------     --------
                                                     $   1,439.9  $   1,380.2
                                                        ========     ========
See notes to consolidated financial statements.

Arvin Industries, Inc.
Consolidated Statement of Cash Flows
(Dollars in millions)
Unaudited

                                                             Three Months Ended
                                                             -------------------
                                                             March 30, March 31,
                                                               1997    1996 (1)
                                                             ------------------
Operating Activities:
 Net earnings                                              $    13.0  $    5.9
 Adjustments to reconcile net earnings to net cash
  provided by/(used for) operating activities:
   Depreciation                                                 21.0      18.5
   Amortization                                                  1.6       1.4
   Long-term employee benefits                                   2.3       0.3
   Deferred income taxes, long-term                             (3.2)      0.0
   Equity earnings of affiliates                                (1.4)     (1.2)
   Minority interest                                             1.7       0.8
   Other                                                         2.5       2.9
   Changes in operating assets and liabilities,
    net of reclassifications:
    Receivables                                                (48.9)    (28.2)
    Inventories and other current assets                         1.0      (8.2)
    Accounts payable and other accrued expenses                 14.7      23.4
    Income taxes payable and deferred taxes                     (9.4)     (2.6)
                                                              ------    ------
     Net Cash Provided By/(Used For) Operating Activities       (5.1)     13.0
                                                              ------    ------

Investing Activities:
   Purchase of property, plant and equipment                    (3.8)    (19.7)
   Proceeds from sale of capital assets                          5.5       0.6
   Business acquisition, net of cash acquired                   (1.8)     ---
   Investment in affiliates                                     (7.0)     ---
   Other                                                        (0.7)      0.1
                                                              ------    ------
     Net Cash Used For Investing Activities                     (7.8)    (19.0)
                                                              ------    ------

Financing Activities:
   Change in short-term debt, net                              (42.5)      0.2
   Proceeds from issuance of company-obligated mandatorily
     redeemable capital securities of trust subsidiary          99.5      ---
   Principal payments on long-term debt                         (2.3)     (1.2)
   Dividends paid                                               (4.9)     (4.2)
   Other                                                        (4.2)      0.3
                                                              ------    ------
     Net Cash Provided By/(Used For) Financing Activities       45.6      (4.9)
                                                              ------    ------

Cash and Cash Equivalents:
   Effect of exchange rate changes on cash                      (0.9)     (0.2)
                                                              ------    ------
   Net increase/(decrease)                                      31.8     (11.1)
   Beginning of the period                                      39.4      15.2
                                                              ------    ------
     End of the Period                                     $    71.2  $    4.1
                                                              ======    ======

(1) Certain amounts have been reclassified to conform with current year presentation.
See notes to consolidated financial statements.

ARVIN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto appearing in the Company's annual report on Form 10-K for the year ended December 29, 1996.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods reported have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three months ended March 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 28, 1997.

Note 2. There were options for 2.4 and 2.3 million common shares outstanding as of March 30, 1997 and March 31, 1996, respectively. Earnings per share calculations include dilutive options in the determination of the weighted average common and common equivalent shares outstanding.

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

Note 5. In conjunction with the September 29, 1995 sale of Space Industries International, Inc., the Company guaranteed approximately $22.9 million of the purchaser's (Calspan SRL Corporation) debt. The guarantee amount, which was $16.7 million at March 30, 1997, is scheduled to decline quarterly over a four year period before expiring on September 30, 1999. It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.

Note 6. On January 28, 1997 Arvin Capital I, a subsidiary of Arvin Industries, Inc., issued $100 million of its 9.5 percent Company-obligated mandatorily redeemable capital securities of trust subsidiary, maturing on February 1, 2027, callable in 10 years. The sole assets of the Trust are $103.1 million principal amount of 9.5 percent Subordinated Debentures of Arvin. Proceeds from this issue were used for the acquisition of additional shares in Autocomponents Suspension S.r.l., the purchase of the remaining shares of Timax Exhaust Systems Holding B.V. (TESH), general corporate purposes and the pay down of short-term borrowings incurred in connection with the December 27, 1996 redemption of convertible subordinated debentures.

Note 7. On January 29, 1997 the Company exercised its option to purchase an additional 5 percent of Autocomponents Suspension S.r.l. for a purchase price of $1.8 million. Autocomponents, which is located in Melfi, Italy, manufactures ride control products primarily for the original equipment market. The results of Autocomponents' operations are included in the Company's consolidated financial results subsequent to the date of acquisition of this controlling interest.

Additional investments of approximately $7 million were made in unconsolidated European subsidiaries.

On May 7, 1997 the Company exercised its option to purchase the remaining 50 percent of the TESH joint venture with Sogefi S.p.A. The total purchase price of approximately $29 million includes the value of previous option payments plus interest thereon and a cash payment of approximately $21 million.

Note 8.  Changes in Shareholders' Equity
(Dollars in millions)

                                               For the Three
                                                Months Ended
                                             -----------------

                                                3/30/97   3/31/96
                                                -------   -------
Beginning balance                             $   437.4 $   395.1
Exercise of stock options                            .1        .1
Cash dividends                                     (4.3)     (4.2)
Net earnings                                       13.0       5.9
Translation adjustments during the period         (16.0)     (4.3)
Shares issued for employee compensation             1.5        --
Shares contributed to employee
 benefit plan                                       3.1        .5
                                                -------   -------
  Total shareholders' equity                  $   434.8 $   393.1
                                                =======   =======

Note 9. During the first quarter of 1997, the Company recognized $2.2 million as a non-recurring net gain on the sale of capital assets.
Of this amount $3.3 relates to the sale of capital lease assets and $.5 million relates to the 1996 sale of an Argentinean affiliate. An adjustment to reduce the carrying value of a non-controlled venture in the South American exhaust market partially offset these gains.

Note 10. In March 1997, the FASB issued Statement No. 128 (SFAS 128), "Earnings per Share." The Company will adopt SFAS 128 for 1997 year-end reporting and restate its reporting for all prior periods reported as required. The adoption of the new SFAS will not have a material impact on earnings per share amounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review

(Dollar amounts in tables in millions)

Overview

The Company's sales for the quarter ended March 30, 1997 increased 10 percent, despite the effect of a strong U.S. dollar. On a constant dollar basis, sales increased 13 percent. The Company's market share increased as the Company's sales volumes increased by more than twice the estimated volume gains, which resulted from a general strengthening in the automotive markets in which the Company operates.

Operating income increased 49 percent for the period. When adjusted for the positive impact of the non-recurring net gain on capital transactions and the negative impact of a strong U.S. dollar on the translation of non-U.S. earnings, operating income increased at a rate of 45 percent, more than three times the constant dollar rate of sales growth. The increased operating profit margins are largely a result of the ongoing implementation of Arvin Total Quality Production System and other programs designed to reduce costs throughout the Company's global operations.


Results of Operations
                                   First Quarter     First Quarter
Net Sales by Segment                    1997             1996
----------------------             --------------    -------------

Automotive Original Equipment      $406.1    72%    $367.4      72%
Automotive Replacement              157.9    28%     144.2      28%
                                   ------   ----    ------     ----
   Total                           $564.0   100%    $511.6     100%
                                   ======   ====    ------     ====

                                    First Quarter    First Quarter
Operating Income by Segment (1)         1997             1996
------------------------------     --------------    -------------
Automotive Original Equipment       $23.1      64%    $16.4     67%
Automotive Replacement               13.2      36%      7.9     33%
                                   ------     ----   ------    ----
   Total                            $36.3     100%    $24.3    100%
                                   ======     ====   ======    ====
(1) Reflects income from continuing operations prior to Corporate allocated expenses.

Automotive Original Equipment ("OE"): Sales in the OE segment of $406.1 million for the quarter ended March 30, 1997 were 11 percent higher than OE sales for the same quarter of 1996. Market forces in the Company's primary markets of Europe and North America were mixed. In the U.S. and Canada, car and light truck production increased 8 percent over the first quarter of 1996, which was negatively affected by a work stoppage at General Motors. New car registrations in Europe fell 2 percent as compared to the first quarter of 1996, as a result of sales incentives offered in France and Germany in early 1996. Despite these mixed market influences and the effect of a strong dollar, the Company's OE sales posted an 11 percent increase (14 percent on a constant dollar basis). Increased volume in ongoing operations accounted for 83 percent of the overall increase, more than double the estimated market driven volume changes. The consolidation of the Company's recent Italian ride control acquisitions' sales contributed an additional 64 percent of the sales increase. Offsetting these strong positive trends were selective price concessions, which averaged 1.2 percent of OE sales, and the previously mentioned effect of a strong U.S. dollar on the translation of sales.

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

OE operating income increased $6.7 million for the quarter, primarily as a result of increased volume. Sales price concessions were offset by lower negotiated material pricing. A non-recurring gain on the sale of capital assets of $3.3 million was included in OE operating income for the first quarter. Also reflected in operating income was an estimated $2.4 million in higher labor costs.


Automotive Replacement ("Replacement"): Sales in the replacement segment of $157.9 million for the quarter March 30, 1997 increased 10 percent. The strong U.S. dollar had little impact on the results of the Replacement segment. The Company experienced significant volume increases, accounting for 61 percent of the overall sales increase. The Company's recent acquisition of a controlling interest in Way Assauto S.r.l. accounted for an additional 26 percent of the sales increase. The remaining increase in sales was primarily a result of favorable pricing.

Operating income for the replacement market increased $5.3 million during the quarter to $13.2 million. The increase was primarily the result of improved pricing. Productivity improvements in excess of labor inflation also contributed to the current quarter's increase.

Corporate General and Administrative expenses increased $2.3 million in the first quarter of 1996. The increase was primarily attributable to expenditures for employee costs.

Net Gain on Capital Transactions includes a $3.7 million gain on the sale of capital assets and a downward adjustment of $1.5 million in the carrying value of a non-controlled venture in the South American exhaust market.

Interest Expense decreased 3 percent in the first quarter of 1997, when compared to the first quarter of 1996, as a result of a lower average rate and lower average outstanding interest-bearing liabilities.


Financial Condition

Liquidity During the first quarter of 1997, accounts receivable increased by approximately 16 percent and accounts payable increased by approximately 4 percent, as a result of the consolidation of Autocomponents Suspension S.r.l. and the seasonal increase in March over December sales. Days sales outstanding at the end of the first quarter were 57.3 days compared to 49.8 days at the end of 1996. Working capital increased $118 million and the current ratio was 1.5 at the end of the first quarter 1997 and 1.2 at the end of 1996. Short-term debt decreased 84 percent in the first quarter, primarily as a result of the proceeds from the issuance of the Company-obligated mandatorily redeemable capital securities of trust subsidiary. Proceeds from this issue have been used for the acquisition of additional shares in Autocomponents Suspension S.r.l., the purchase of the remaining shares of Timax Exhaust Systems Holding B.V. (TESH), general corporate purposes and the pay down of short-term borrowings incurred in connection with the December 27, 1996 redemption of convertible subordinated debentures. (See the Consolidated Statement of Cash Flows for a detailed analysis of changes in cash.)

Capital Resources Based on the Company's projected cash flow from operations and existing financing credit facility arrangements, management believes that sufficient liquidity is available to meet anticipated capital and dividend requirements over the foreseeable future.

The Company exercised its option to purchase the remaining 50 percent of the joint venture with Sogefi S.p.A. on May 7, 1997. The total purchase price of approximately $29 million includes the value of previous option payments plus interest thereon and a cash payment of approximately $21 million. Proceeds from the Company-obligated mandatorily redeemable capital securities of trust subsidiary were used to complete this transaction.

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

Other Matters: In March 1997, the FASB issued Statement No. 128 (SFAS 128), "Earnings per Share." The Company will adopt SFAS 128 for 1997 year-end reporting and restate its reporting for all prior periods reported as required. The adoption of the new SFAS will not have a material impact on earnings per share amounts.

                               Part II


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
a.  Exhibits
------------

04 (F)  Amended and Restated           Form 8-K dated February 10,
Declaration of Trust dated as of       1997 as Exhibit 4.3
January 28, 1997 relating to 9.5
percent Capital Securities of
Arvin Capital I, guaranteed by
Arvin Industries, Inc.

04 (G)  Indenture dated as of          Incorporated herein by
January 28, 1997 relating to 9.5       reference as filed on
percent Junior Subordinated            Registration Statement No. 333-
Deferrable Interest Debentures         18521 as Exhibit 4.4
due 2027, held by Arvin Capital I

04 (H)  First Supplemental             Form 8-K dated February 10,
Indenture dated as of January 28,      1997 as Exhibit 4.5
1997 relating to 9.5 percent
Junior Subordinated Deferrable
Interest Debentures due 2027,
held by Arvin Capital I

04 (I)  Capital Securities             Incorporated herein by
Guarantee Agreement dated as of        reference as filed on
January 28, 1997 relating to the       Registration Statement No. 333-
9.5 percent Capital Securities of      18521 as Exhibit 4.7
Arvin Capital I, guaranteed by
Arvin Industries, Inc.

11  Computation of Earnings Per        filed herewith as Exhibit 11
Share
27  Financial Data Schedule            filed herewith as Exhibit 27



b.  Reports Filed on Form 8-K

Current report on Form 8-K dated January 3, 1997
--------------------------------------------------
Items 5 and 7 reported
The Company may issue forward looking statements from time-to-time and in doing so notes that a variety of factors could cause the actual results and experience to differ materially from the expressed forward looking statements. The exhibit describes some factors and circumstances that may effect the financial performance of the Company.

Current report on Form 8-K dated January 21, 1997
--------------------------------------------------
Items 5 and 7 reported
On December 20, 1996, the Registrant created a grantor trust and entered into a stock ownership trust agreement dated December 20, 1996 with the Northern Trust Company to provide a means to meet currently the Registrant's anticipated future obligations to employees under Registrant's employee benefit plans, including its stock option plans and savings plan.

The Registrant sold one million eight hundred thousand newly issued shares of Common Stock, $2.50 par value, to the aforementioned stock ownership trust for $42,187,500. The Trustee delivered to the Registrant a promissory note in such amount for such shares. Shares of Common Stock held in the stock ownership trust will be released by the Trustee as the note is paid down.

Current report on Form 8-K dated February 10, 1997
--------------------------------------------------
Items 5 and 7 reported
On January 28, 1997, Arvin Capital I, a Delaware business trust (the "Trust"), issued 100,000 of its 9.50 percent Capital Securities (the "Capital Securities"), which represent beneficial interests in the Trust, in a public offering registered under the Securities Act of 1933, as amended (Registration Statement Nos. 333-18521 and 333-18521-
01). The sole asset of the Trust is $103,100,000 in aggregate principal amount of the Registrant's 9.50 percent Junior Subordinated Deferrable Interest Debentures due 2027 (the "Subordinated Debentures").

                             Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.





                         Arvin Industries, Inc.




             by:     /s/  Richard A. Smith
                         __________________________________
                         Richard A. Smith
                         Vice President-Finance & Chief
                           Financial Officer




           by:     /s/  William M. Lowe, Jr.
                         __________________________________

                         William M. Lowe, Jr.
                         Controller & Chief Accounting Officer



Date:  May 9, 1997