Form 10-Q
period 1997-06-29
ARVIN INDUSTRIES INC
filed 1997-08-12
CIK 7636

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                              FORM 10-Q

Mark one
[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the Quarterly period ended June 29, 1997 or


[ ]      Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934


                    Commission File Number 1-302
                                           ------


                       ARVIN INDUSTRIES, INC.
                        ---------------------
       (Exact name of registrant as specified in its charter)

             Indiana                       35-0550190
            --------                       ----------
 (State or other jurisdiction of        (I.R.S. Employer
                                       Identification No.)
 incorporation  or organization)


   One Noblitt Plaza, Box 3000
          Columbus, IN                     47202-3000
 ------------------------------            -----------
      (Address of principal                (Zip Code)
       executive offices)




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

As of August 3, 1997, the Registrant had outstanding 24,566,444
Common Shares (including employee stock benefit trust shares and excluding treasury shares), $2.50 par value.





                          Table of Contents
                          -----------------






Part I.  Financial Information                                Page No.
------------------------------                                 -------
Item 1.    Financial Statements

       Consolidated Statement of Operations for the Three
        Months and Six Months Ended June 29, 1997 and                3
        June 30, 1996

       Consolidated Statement of Financial Condition at
        June 29, 1997 and December 29, 1996                          4

       Consolidated Statement of Cash Flows for the Six
        Months Ended June 29, 1997 and June 30, 1996                 5

       Condensed Notes to Consolidated Financial Statements          6

Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                  8


Part II. Other Information

--------------------------
Item 4.    Submission of Matters to a Vote of Security              12
            Holders
Item 6.    Exhibits and Reports on Form 8K                          12





Part I
Item 1:  Financial Statements

            Arvin Industries, Inc.
      Consolidated Statement of Operations
(Dollars in millions, except per share amounts)
                   Unaudited

                                                       Three Months Ended          Six Months Ended
                                                       -----------------           -----------------
                                                     June 29,      June 30,      June 29,      June 30,
                                                       1997          1996          1997          1996
                                                      -------       -------       -------       -------
Net Sales                                           $   632.5     $   583.3     $ 1,196.5     $ 1,094.9
Costs and Expenses:
 Cost of goods sold                                     539.2         504.7       1,030.5         954.7
 Selling, operating general and administrative           43.2          38.9          79.8          75.3
 Corporate general and administrative                     5.1           3.9          10.9           7.4
 Net gain on capital transactions                         --            --           (2.2)          --
 Special charges (credits)                                1.5           (.7)          1.5           (.4)
 Interest expense                                         9.9          10.3          19.5          20.2
 Interest income                                         (1.0)          (.2)         (1.9)          (.6)
 Other expense, net                                       2.1           1.8           6.9           5.0
                                                       ------        ------       -------       -------
                                                        600.0         558.7       1,145.0       1,061.6
                                                       ------        ------       -------       -------

Earnings Before Income Taxes                             32.5          24.6          51.5          33.3
 Income taxes                                           (11.9)         (9.1)        (17.6)        (12.3)
 Minority share of income                                (1.2)         (1.1)         (2.9)         (1.9)
 Equity income (loss) of affiliates                       1.7           (.3)          3.1            .9
                                                       ------        ------       -------       -------
Net Earnings                                        $    21.1     $    14.1     $    34.1     $    20.0
                                                       ======        ======       =======       =======
Earnings Per Common Share
 Primary                                            $     .91     $     .63     $    1.48     $     .89
 Fully diluted                                      $     .91     $     .60     $    1.48     $     .87

Average Common Shares Outstanding (000's)
 Primary                                               23,133        22,449        22,984        22,391
 Fully diluted                                         23,178        24,689        23,007        24,633

Dividends Declared per Common Share                 $     .19     $     .19     $     .38     $     .38

See notes to consolidated financial statements.

                          Arvin Industries, Inc.
              Consolidated Statement of Financial Condition
             (Dollars in millions, except per share amounts)
                                Unaudited
                                                                                As of         As of
                                                                               6/29/97      12/29/96
                                                                              --------      --------
Assets
Current Assets:
  Cash and cash equivalents                                               $       88.6  $       39.4
  Receivables, net of allowances of $6.7 as of
    June 29, 1997 and $6.7 as of December 29, 1996                               404.1         304.7
  Inventories                                                                    118.1         115.9
  Other current assets                                                            83.2          78.9
                                                                              --------      --------
    Total current assets                                                         694.0         538.9
                                                                              --------      --------
Non-Current Assets:
  Property, plant and equipment                                                1,092.6       1,011.0
    Less accumulated depreciation                                                613.1         547.1
                                                                              --------      --------
                                                                                 479.5         463.9
  Goodwill, net of amortization of $33.4 as of
    June 29, 1997 and $32.3 as of December 29, 1996                              179.4         158.0
  Investment in affiliates                                                        51.1          85.7
  Assets of business transferred under contractual arrangements                   72.4          72.4
  Other assets                                                                    48.4          61.3
                                                                              --------      --------
     Total non-current assets                                                    830.8         841.3
                                                                              --------      --------
                                                                          $    1,524.8  $    1,380.2
                                                                              ========      ========
Liabilities and Shareholders' Equity
Current Liabilities:
  Short-term debt                                                         $        7.6  $       52.6
  Accounts payable                                                               322.2         257.7
  Accrued expenses                                                               143.0         124.8
  Income taxes payable                                                            13.4          17.7
                                                                              --------      --------
    Total current liabilities                                                    486.2         452.8
                                                                              --------      --------
Long-term employee benefits                                                       68.0          67.0
Other long-term liabilities                                                       26.4          22.4
Long-term debt                                                                   306.5         294.0
Liabilities and deferred credit of business transferred                           72.4          72.4
Minority interest                                                                 11.4          34.2
Company-obligated mandatorily redeemable preferred capital securities
  of subsidiary trust holding solely subordinated debentures of the Company       98.9          --
Shareholders' Equity:
  Common shares ($2.50 par value)                                                 65.6          65.4
  Capital in excess of par value                                                 248.3         247.3
  Retained earnings                                                              251.6         226.2
  Cumulative translation adjustment                                              (33.6)        (19.9)
  Employee stock benefit trust                                                   (40.5)        (42.2)
  Common shares held in treasury (at cost)                                       (36.4)        (39.4)
                                                                              --------      --------
    Total shareholders' equity                                                   455.0         437.4
                                                                              --------      --------
                                                                          $    1,524.8  $    1,380.2
                                                                              ========      ========

See notes to consolidated financial statements.



                  Arvin Industries, Inc.
           Consolidated Statement of Cash Flows
                  (Dollars in millions)
                        Unaudited
                                                                   Six Months Ended
                                                                   ----------------
                                                                  June 29,    June 30,
                                                                    1997      1996 (1)
                                                                  -------     -------
Operating Activities:
 Net earnings                                                   $    34.1   $    20.0
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation                                                       42.5        37.0
  Amortization                                                        3.3         2.8
  Long-term employee benefits                                         2.5         0.4
  Deferred income taxes, long-term                                   (3.2)       (0.1)
  Equity earnings of affiliates                                      (3.1)       (0.9)
  Minority interest                                                   2.9         1.9
  Common stock contributed to employee benefit plan                   3.9         3.3
  Other                                                              (3.9)        4.7
  Changes in operating assets and liabilities,
    net of reclassifications:
   Receivables                                                      (78.6)      (51.7)
   Inventories and other current assets                               5.6         5.3
   Accounts payable and other accrued expenses                       60.9        26.7
   Income taxes payable and deferred taxes                           (3.4)        3.2
                                                                  -------     -------
      Net Cash Provided By Operating Activities                      63.5        52.6
                                                                  -------     -------
Investing Activities:
  Purchase of property, plant and equipment                         (34.3)      (36.2)
  Proceeds from sale of property, plant and equipment                 5.2         1.3
  Investment in affiliates                                           (7.0)       (3.9)
  Business acquisitions, net of cash acquired                       (19.5)       ---
  Cash proceeds from sale of businesses,
    net of cash balances of businesses sold                           3.7         2.0
  Other                                                              (1.5)        5.1
                                                                  -------     -------
      Net Cash Used For Investing Activities                        (53.4)      (31.7)
                                                                  -------     -------
Financing Activities:
  Change in short-term debt, net                                    (43.2)      (11.2)
  Proceeds from issuance of Company-obligated mandatorily
    redeemable preferred capital securities of subsidiary trust
    holding solely subordinated debentures of the Company            99.8        ---
  Principal payments on long-term debt                               (4.9)       (3.4)
  Dividends paid                                                     (8.8)       (8.5)
  Other                                                              (4.4)        0.2
                                                                  -------     -------
      Net Cash Provided By/(Used For) Financing Activities           38.5       (22.9)
                                                                  -------     -------
Cash and Cash Equivalents:
  Effect of exchange rate changes on cash                             0.6        (0.4)
                                                                  -------     -------
  Net increase/(decrease)                                            49.2        (2.4)
  Beginning of the period                                            39.4        15.2
                                                                  -------     -------
      End of the Period                                         $    88.6   $    12.8
                                                                  =======     =======

(1) Certain amounts have been reclassified to conform with current period presentation.

See notes to consolidated financial statements.





ARVIN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


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

The results of operations for the three and six months ended June 29, 1997 are not necessarily indicative of the results to be expected for the full year ending December 28, 1997.

Note 2. There were options for 2.4 and 2.2 million common shares outstanding as of June 29, 1997 and June 30, 1996, respectively. Earnings per share calculations include dilutive options in the determination of the weighted average common and common equivalent shares outstanding.

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

Note 5. In conjunction with the September 29, 1995 sale of Space Industries International, Inc. (SIII), the Company guaranteed approximately $22.9 million of the purchaser's (Calspan SRL Corporation) debt. At June 29, 1997, the guaranteed amount had declined to $15.4 million. As a result of this guarantee, the Company has accounted for the SIII transaction following the treatment set forth in the Securities and Exchange Commission's Staff Accounting Bulletins - Topic 5E "Accounting for divestiture of a subsidiary or other business operation." Accordingly, the assets of SIII at the sale date have been recorded under the caption "Assets of business transferred under contractual arrangements" with a corresponding amount recorded as "Liabilities and deferred credit of business transferred." A $1.6 million gain on sale of SIII was separately deferred. Calspan SRL has informed the Company that it anticipates entering into a business combination and debt re-financing during the third quarter of 1997. The effect of these transactions, if consummated, on the Company's consolidated financial statements will be recorded at that time.

Note 6. On January 28, 1997 Arvin Capital I, a subsidiary of Arvin Industries, Inc., issued $100 million of 9.5 percent Company-obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely subordinated debentures of the Company maturing on February 1, 2027, callable in 10 years. The sole assets of the subsidiary trust are $103.1 million principal amount of
9.5 percent Subordinated Debentures of Arvin. Proceeds from this issue were used for the acquisition of additional shares in Autocomponents Suspension S.r.l., the purchase of the remaining shares of Timax Exhaust Systems Holding B.V. (TESH), general corporate purposes and the pay down of short-term borrowings incurred in connection with the December 27, 1996 redemption of convertible subordinated debentures.

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

On May 7, 1997 the Company exercised its option to purchase the remaining 50 percent of the TESH joint venture from Sogefi S.p.A. The total purchase price of $28.3 million includes the value of previous option payments plus interest thereon and a cash payment of $20.9 million.

Note 8.  Changes in Shareholders' Equity
(Dollars in millions)
                                    For the Six Months Ended
                                         6/29/97   6/30/96
                                         -------   -------
Beginning balance                      $   437.4 $  395.1
Exercise of stock options                     .9       .5
Purchase of treasury stock                   (.4)      --
Cash dividends declared                     (8.7)    (8.5)
Net earnings                                34.1     20.0
Translation adjustments during
 the period                                (13.7)    (6.8)
Other                                        5.4      3.7
                                         -------   -------
  Total shareholders' equity           $   455.0 $  404.0
                                         =======   =======

Note 9. During the first quarter of 1997, the Company recognized $2.2 million as a non-recurring net gain on the sale of capital assets.
Of this amount, $3.3 million relates to the sale of capital assets and $.5 million relates to the 1996 sale of an Argentinean affiliate. An adjustment to reduce the carrying value of a non-controlled venture in the South American exhaust market partially offset these gains.

Note 10. In March 1997, the FASB issued Statement No. 128 (SFAS 128), "Earnings per Share." The Company will adopt SFAS 128 for 1997 year-end reporting and restate its reporting for all prior periods reported as required. The adoption of the new SFAS will not have a material impact on earnings per share amounts.


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations
        -------------------------------------------------

Financial Review

(Dollar amounts in tables in millions)

Overview

The Company's sales for the quarter ended June 29, 1997 increased eight percent to $632.5 million when compared to the second quarter 1996. The increase is primarily a result of the Company's recent actions to enhance the Company's global market presence. The consolidation of Way Assauto S.r.l at the end of the second quarter 1996, Autocomponents Suspension S.r.l during the first quarter 1997, and the purchase of the remaining 50 percent of Timax Exhaust Systems Holding B.V. (TESH) during the current quarter contributed over $46 million of the second quarter sales increase.

Arvin's sales for the six months ended June 29, 1997 improved nine percent over sales during the same period in 1996. The increase was primarily a result of the acquisitions mentioned above, which accounted for 74 percent of the increase. New car registrations in Western Europe increased 1.7 percent and vehicle production in the U.S. and Canada increased 2.4 percent during the period.

Operating income increased 27 percent during the second quarter, or $10.9 million. The consolidation of Way Assauto, Autocomponents and TESH accounted for $3.1 million of the increase. Additionally, most operating units realized increases in operating profit margins. These improved margins are largely a result of the ongoing implementation of Arvin Total Quality Production System and other programs designed to reduce costs throughout the Company's global operations.

For the six months ended June 29, 1997, operating income increased 36 percent, to $86.8 million. Improved margins, due to cost reduction programs, were the principal contributor to the increase. The three acquisitions and the gain on the sale of capital lease assets contributed $8.3 million of the increase.


Results of Operations
---------------------
                              Second Quarter      First Six Months
                             ----------------    -----------------
Net Sales by Segment         1997      1996       1997        1996
--------------------        ------    ------    --------   --------
Automotive Original
 Equipment                  $428.6    $399.6     $ 834.7    $ 767.0
Automotive Replacement       203.9     183.7       361.8      327.9
                            ------    ------    --------   --------
   Total                    $632.5    $583.3    $1,196.5   $1,094.9
                            ======    ======    ========   ========

Operating Income by Segment (1)
-------------------------------
                             Second Quarter      First Six Months
                           -----------------    -------------------
                             1997      1996       1997       1996
                            ------    ------    --------   --------
Automotive Original
 Equipment                   $27.1     $18.8       $50.1      $35.2
Automotive Replacement        23.5      20.9        36.7       28.8
                            ------    ------    --------   --------
   Total                     $50.6     $39.7       $86.8      $64.0
                            ======    ======    ========   ========
(1) Reflects income from continuing operations prior to Corporate allocated expenses.

The negative impact of a strong U.S. dollar on the translation of non-U.S. sales reduced the level of consolidated sales by $11.0 million during the second quarter and $21.6 million for the six months ended June 29, 1997. On a constant dollar basis, sales increased 10 percent in the second quarter and 11 percent for the six months. The strong U.S. dollar's impact on translation also reduced consolidated operating income by $1.2 million and $2.3 million during the second quarter and the first six months of 1997, respectively

Automotive Original Equipment ("OE"): Second quarter OE sales were $428.6 million, an increase of 7 percent, or $29.0 million over sales for the same quarter of 1996 despite mixed market influences and the effect of a stronger U.S. dollar on the translation of non-U.S. sales. The consolidation of Way Assauto and Autocomponents contributed $27.0 million in sales to the second quarter. Market forces in the Company's primary markets of Europe and North America were mixed. In the U.S. and Canada, car and light truck production decreased 3 percent when compared to the second quarter of 1996. New car registrations in Western Europe improved by almost 6 percent, when compared to the second quarter of 1996, largely as a result of sales incentives offered in Italy. Price concessions, which averaged less than one percent of OE sales, were offset by volume gains during the quarter. A strong U.S. dollar had a $11.5 million negative effect on the translation of OE sales during the quarter. On a constant dollar basis, OE sales grew 10 percent when compared with second quarter 1996 sales.

Sales in the OE segment for the first six months of 1997 increased $67.7 million or 9 percent over the prior year sales of $767.0 million. The consolidation of Way Assauto and Autocomponents
accounted for $51.6 million of the increase.   Market forces were
favorable, with both West European new car registrations and U.S. and Canada light vehicle production posting 2 percent gains. Sales volume increased approximately $32 million, with approximately $20 million of the gain attributed to market growth. A strong U.S. dollar had a $22.1 million negative effect on the translation of OE sales during the first six months. On a constant dollar basis, OE sales grew 12 percent when compared with the first six months of 1996. Selective price concessions averaged less than one percent of OE sales during the period.

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

Operating income in the OE segment increased $8.3 million for the quarter. Recent acquisitions had a $1.8 million positive impact on the quarter. The negative impact of a strong U.S. dollar on the translation of foreign earnings was $1.3 million. Previously mentioned selective price concessions negatively impacted operating profits $2.8 million. Negotiated improvements in raw material prices improved operating profit $7.6 million, including a $2.4 million dollar favorable impact which resulted from prior year steel surcharges which were not a factor in the current year. Improved mix and volume related factors increased the quarter's operating profit an estimated $7.5 million. Labor inflation outpaced productivity improvements by an estimated $1.8 million.

OE operating income increased $14.9 million for the first six months. Recent acquisitions had a $3.6 million positive impact. The translation of foreign earnings to a stronger U.S. dollar had a $2.4 million negative impact. Previously mentioned selective price concessions reduced operating profits $6.7 million. Price concessions were again offset by negotiated improvements in raw material pricing of $13.1 million, including the $4.0 million impact of prior year steel surcharges. Improved mix and volume related factors increased the period's operating profit an estimated $15.4 million. Labor inflation outpaced productivity improvements by an estimated $3.0 million.


Automotive Replacement ("Replacement"): Sales in the replacement segment of $203.9 million for the quarter ended June 29, 1997 increased 11 percent or $20.2 million. The consolidation of Way Assauto S.r.l. at the end of the second quarter 1996 and the second quarter consolidation of TESH accounted for $19.7 million or 98 percent of the second quarter sales increase. Sales price increases offset market related volume declines during the quarter.

Replacement sales of $361.8 million for the six months ended June 29, 1997 increased 10 percent or $33.9 million over sales of $327.9 million during the same period in 1996. The consolidation of Way Assauto S.r.l. at the end of the second quarter 1996 and the second quarter consolidation of TESH accounted for 69 percent of the year-to-date sales increase. Price increases contributed $9.9 million to the year-to-date sales increase. Volume declines in the U.S. were offset by increases in Western Europe.

Operating income for the replacement market increased $2.6 million during the quarter to $23.5 million. The increase was primarily the result of improved pricing which contributed $4.6 million. Improved product mix contributed $1.1 million, while productivity improvements, in excess of wage increases, contributed $.8 million. The consolidation of Way Assauto S.r.l. at the end of the second quarter 1996 and the second quarter 1997 consolidation of TESH
accounted for an increase of $1.3 million.   Market related volume
declines in the U.S., partially offset by increased volume in Western Europe, accounted for the remaining change in operating income for the quarter.

Operating income for the replacement segment improved $7.8 million or 27 percent during the first six months of 1997. Improved pricing contributed $9.9 million and the recent consolidation of Way Assauto and TESH accounted for $1.4 million of the increase. The impact of volume variances accounted for the remaining change in operating income for the period.

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

Corporate General and Administrative expenses increased $3.5 million during the first six months and $1.2 million during the second quarter of 1996. The increases were primarily attributable to expenditures for employee costs.

Net Gain on Capital Transactions includes $3.7 million of gain on the sale of capital assets and a downward adjustment of $1.5 million in the carrying value of a non-controlled venture in the South American exhaust market.

Special Charges (Credits): Special charges in 1997 reflect legal and environmental costs for operations previously owned by the Company's Maremont subsidiary. Special credits in 1996 are primarily the result of a second quarter insurance settlement, which on a year-to-date basis is partially offset by first quarter 1996 legal and environmental accruals pertaining to operations previously owned by the Company's Maremont subsidiary.

Interest Expense decreased 3 percent during the first six months and 4 percent in the second quarter of 1997, when compared to the same periods in 1996. The decreases in both the quarter and year-to-date amounts were primarily as a result of lower average borrowing rates on slightly higher average outstanding interest-bearing liabilities.

Financial Condition

Liquidity Working capital improved by $121.8 million during the first six months of 1997, which caused the current ratio to improve from 1.2 at the end of 1996 to 1.4 at June 29, 1997. During the first six months of 1997, accounts receivable and accounts payable increased 33 percent and 25 percent, respectively, primarily as a result of the consolidation of TESH and Autocomponents Suspension S.r.l. and the seasonal increase in sales. Short-term debt decreased 86 percent during the first six months, primarily as a result of the proceeds from the issuance of the Company-obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely subordinated debentures of the Company.
Proceeds from this issue were used for the acquisition of additional shares in Autocomponents Suspension S.r.l., the purchase of the remaining shares of TESH, general corporate purposes and the pay down of short-term borrowings incurred in connection with the December 27, 1996 redemption of convertible subordinated debentures. (See the Consolidated Statement of Cash Flows for a detailed analysis of changes in cash.)

Capital Resources Based on the Company's projected cash flow from operations and existing financing credit facility arrangements, management believes that sufficient liquidity is available to meet anticipated capital and dividend requirements over the foreseeable future.

The Company exercised its option to purchase the remaining 50 percent of the TESH joint venture from Sogefi S.p.A. on May 7, 1997. The total purchase price of $28.3 million includes the value of previous option payments plus interest thereon and a cash payment of $20.9 million. Proceeds from the Company-obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely subordinated debentures of the Company were used to complete this transaction.

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




                               Part II

Item 4. Submission of Matters to a Vote of Security Holders

The Company held the Annual Meeting of Shareholders on April 17, 1997 at which security holders elected four directors nominated for three-year terms expiring in 2000, elected one director (Mr. Baker) nominated for a one-year term expiring in 1998 and ratified the Board of Directors' appointment of Price Waterhouse LLP as the Company's independent certified public accountants.

The results of the voting in connection with the above items were as follows:


Voting on Directors         For       Withheld
--------------------      ----------  --------
Ivan W. Gorr              22,046,636   166,727
Richard W. Hanselman      22,040,626   172,737
Don J. Kacek              22,038,083   175,280
Richard A Smith           22,047,559   165,804
James K. Baker            22,027,442   185,921



Ratify appointment                                        Broker
 of auditors             For       Against   Abstain    Non-Vote
--------------------  ----------   -------   -------   ---------
Price Waterhouse LLP  22,146,997    28,576    37,790           0





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





                         Arvin Industries, Inc.




             by:     /s/  Richard A. Smith
                         ____________________________________

                         Richard A. Smith
                         Vice President-Finance & Chief
                           Financial Officer




           by:     /s/  William M. Lowe, Jr.
                         ____________________________________

                         William M. Lowe, Jr.
                         Controller & Chief Accounting Officer



Date:  August 12, 1997