Form 10-Q
period 1997-09-28
ARVIN INDUSTRIES INC
filed 1997-11-04
CIK 7636

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                 FORM 10-Q

Mark one
[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the Quarterly period ended September 28, 1997 or


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

As of November 2, 1997, the Registrant had outstanding 24,553,988 Common Shares (including employee stock benefit trust shares and excluding treasury shares), $2.50 par value.

                             Table of Contents
                             -----------------






Part I.  Financial Information                           Page
                                                          No.
Item 1.    Financial Statements

Consolidated Statement of Operations for the Three
Months and Nine Months Ended September 28, 1997 and
September 29, 1996                                          3

Consolidated Statement of Financial Condition at
September 28, 1997 and December 29, 1996                    4

Consolidated Statement of Cash Flows for the Nine
Months Ended September 28, 1997 and September 29,
1996                                                        5

Condensed Notes to Consolidated Financial Statements        6

Item 2.    Management's Discussion and Analysis of
Financial Condition and Results of Operations               8


Part II. Other Information

Item 6.    Exhibits and Reports on Form 8K                 13

                          Part I
Item 1:  Financial Statements

                 Arvin Industries, Inc.
           Consolidated Statement of Operations
     (Dollars in millions, except per share amounts)
                        Unaudited

                                                               Three Months Ended            Nine Months Ended
                                                            ------------------------      ------------------------
                                                            September 28,  September 29,  September 28,    September 29,
                                                              1997           1996            1997             1996
                                                            ---------      ---------      -----------      -----------
Net Sales                                                 $    554.0     $    557.1     $    1,750.5     $    1,652.0
Costs and Expenses:
 Cost of goods sold                                            473.7          486.2          1,504.2          1,440.9
 Selling, operating general and administrative                  42.6           37.2            122.4            112.5
 Corporate general and administrative                            4.1            3.7             15.0             11.1
 Net gain on capital transactions                               --             --               (2.2)            --
 Special charges                                                 1.5            6.2              3.0              5.8
 Interest expense                                               10.7           10.1             30.2             30.3
 Interest income                                                (1.2)           (.4)            (3.1)            (1.0)
 Other expense, net                                              2.9            4.0              9.8              9.0
                                                            ---------      ---------      -----------      -----------
                                                               534.3          547.0          1,679.3          1,608.6
                                                            ---------      ---------      -----------      -----------

Earnings Before Income Taxes                                    19.7           10.1             71.2             43.4
 Income taxes                                                   (7.0)          (3.7)           (24.6)           (16.1)
 Minority share of income                                       --              (.2)            (2.9)            (2.1)
 Equity income of affiliates                                      .9            2.1              4.0              3.1
                                                            ---------      ---------      -----------      -----------
Earnings from Continuing Operations                             13.6            8.3             47.7             28.3
                                                            ---------      ---------      -----------      -----------

 Income from disposal of discontinued
   operations, net of income taxes of $.0,
   $.0, $.0 and $.0, respectively                                1.6           --                1.6             --
                                                            ---------      ---------      -----------      -----------
Net Earnings                                              $     15.2     $      8.3     $       49.3     $       28.3
                                                            =========      =========      ===========      ===========

Earnings Per Common Share
 Primary:
  Continuing operations                                   $      .58     $      .37     $       2.06     $       1.26
  Discontinued operations                                        .07           --                .07             --
                                                            ---------      ---------      -----------      -----------
    Total - primary                                       $      .65     $      .37     $       2.13     $       1.26
                                                            =========      =========      ===========      ===========

Average Common Shares Outstanding (000's)
 Primary                                                      23,601         22,592           23,190           22,458


Dividends per Common Share                                $      .19     $      .19     $        .57     $        .57

See notes to consolidated financial statements.

                                     Arvin Industries, Inc.
                         Consolidated Statement of Financial Condition
                        (Dollars in millions, except per share amounts)
                                           Unaudited
                                                                                                    As of        As of
                                                                                                  9/28/1997   12/29/1996
                                                                                                  ---------    ---------
Assets
------
Current Assets:
  Cash and cash equivalents                                                                     $      79.7  $      39.4
  Receivables, net of allowances of $7.5 as of
    September 28, 1997 and $6.7 as of December 29, 1996                                               382.1        304.7
  Inventories                                                                                         117.3        115.9
  Other current assets                                                                                 82.9         78.9
                                                                                                  ---------    ---------
    Total current assets                                                                              662.0        538.9
                                                                                                  ---------    ---------
Non-Current Assets:
  Property, plant and equipment                                                                     1,105.5      1,011.0
    Less accumulated depreciation                                                                     627.2        547.1
                                                                                                  ---------    ---------
                                                                                                      478.3        463.9
  Goodwill, net of amortization of $33.5 as of
    September 28, 1997 and $32.3 as of December 29, 1996                                              173.8        158.0
  Investment in affiliates                                                                             51.2         85.7
  Assets of business transferred under contractual arrangements                                        --           72.4
  Other assets                                                                                         45.1         61.3
                                                                                                  ---------    ---------
     Total non-current assets                                                                         748.4        841.3
                                                                                                  ---------    ---------
                                                                                                $   1,410.4  $   1,380.2
                                                                                                  =========    =========
Liabilities and Shareholders' Equity

Current Liabilities:
  Short-term debt                                                                               $       2.4  $      46.1
  Current maturities of long-term debt                                                                 51.4          6.5
  Accounts payable                                                                                    293.2        257.7
  Accrued expenses                                                                                    147.2        124.8
  Income taxes payable                                                                                 12.2         17.7
                                                                                                  ---------    ---------
    Total current liabilities                                                                         506.4        452.8
                                                                                                  ---------    ---------
Long-term employee benefits                                                                            68.1         67.0
Other long-term liabilities                                                                            27.2         22.4
Long-term debt                                                                                        229.8        294.0
Liabilities and deferred credit of business transferred                                                --           72.4
Minority interest                                                                                      11.7         34.2
Company-obligated mandatorily redeemable preferred capital securities
  of subsidiary trust holding solely subordinated debentures of the Company                            98.9         --
Shareholders' Equity:
  Common shares ($2.50 par value)                                                                      65.5         65.4
  Capital in excess of par value                                                                      249.0        247.3
  Retained earnings                                                                                   262.6        226.2
  Cumulative translation adjustment                                                                   (40.6)       (19.9)
  Employee stock benefit trust                                                                        (31.2)       (42.2)
  Common shares held in treasury (at cost)                                                            (37.0)       (39.4)
                                                                                                  ---------    ---------
    Total shareholders' equity                                                                        468.3        437.4
                                                                                                  ---------    ---------
                                                                                                $   1,410.4  $   1,380.2
                                                                                                  =========    =========

See notes to consolidated financial statements.

                          Arvin Industries, Inc.
                   Consolidated Statement of Cash Flows
                          (Dollars in millions)
                                Unaudited
                                                                                  Nine Months Ended
                                                                               ------------------------
                                                                             September 28,   September 29,
                                                                                  1997          1996 (1)
                                                                               ---------       ---------
Operating Activities:
Net earnings                                                                 $    49.3       $    28.3
Adjustments to reconcile net earnings to net cash
 provided by operating activities:
  Depreciation                                                                    61.4            54.4
  Amortization                                                                     4.6             4.5
  Long-term employee benefits                                                      2.8             2.0
  Deferred income taxes, long-term                                                (3.3)             .2
  Equity earnings of affiliates                                                   (4.0)           (3.1)
  Minority interest                                                                2.9             2.1
  Common stock contributed to employee benefit plan                                4.5             3.3
  Other                                                                           (2.8)            5.3
  Changes in operating assets and liabilities,
   net of reclassifications:
    Receivables                                                                  (60.2)          (84.0)
    Inventories and other current assets                                           5.3            12.4
    Accounts payable and other accrued expenses                                   40.7            35.1
    Income taxes payable and deferred taxes                                       (4.3)            3.0
                                                                               ---------       ---------
      Net Cash Provided By Operating Activities                                   96.9            63.5
                                                                               ---------       ---------
Investing Activities:
  Purchase of property, plant and equipment                                      (53.7)          (49.6)
  Proceeds from sale of property, plant and equipment                              3.8             1.5
  Investment in affiliates                                                        (7.0)           (4.1)
  Business acquisitions, net of cash acquired                                    (19.5)           (8.0)
  Cash proceeds from sale of businesses,
   net of cash balances of businesses sold                                         3.7             2.0
  Dividends received                                                               1.2             3.2
  Other                                                                           (2.9)            9.6
                                                                               ---------       ---------
      Net Cash Used For Investing Activities                                     (74.4)          (45.4)
                                                                               ---------       ---------
Financing Activities:
  Change in short-term debt, net                                                 (40.8)           22.3
  Proceeds from issuance of Company-obligated mandatorily
   redeemable preferred capital securities of subsidiary trust
   holding solely subordinated debentures of the Company                          99.8            --
  Principal payments on long-term debt                                           (35.8)          (20.8)
  Dividends paid                                                                 (12.9)           (9.1)
  Net proceeds from stock issuance                                                 9.3              .7
  Other                                                                            (.2)            (.4)
                                                                               ---------       ---------
      Net Cash Provided By/(Used For) Financing Activities                        19.4            (7.3)
                                                                               ---------       ---------
Cash and Cash Equivalents:
Effect of exchange rate changes on cash                                           (1.6)            (.3)
                                                                               ---------       ---------
Net increase                                                                      40.3            10.5
Beginning of the period                                                           39.4            15.2
                                                                               ---------       ---------
      End of the Period                                                      $    79.7       $    25.7
                                                                               =========       =========

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

The results of operations for the three and nine months ended September 28, 1997 are not necessarily indicative of the results to be expected for the full year ending December 28, 1997.

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

Note 3. In conjunction with the September 29, 1995 sale of Space Industries International, Inc. (SIII), the Company guaranteed approximately $22.9 million of the purchaser's (Calspan SRL Corporation) debt. As a result of this guarantee, the Company accounted for the SIII transaction following the treatment set forth in the Securities and Exchange Commission's Staff Accounting Bulletins - Topic 5E "Accounting for
divestiture of a subsidiary or other business operation."   During the
third quarter of 1997 Calspan entered into a business combination and debt re-financing which released the Company from its guarantee. As a result, a previously deferred $1.6 million gain on the sale of SIII was recorded as income from disposal of discontinued operations during the third quarter.

Note 4. On January 28, 1997 Arvin Capital I, a subsidiary of Arvin Industries, Inc., issued $100 million of 9.5 percent Company-obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely subordinated debentures of the Company maturing on February 1, 2027, callable in 10 years. The sole assets of the subsidiary trust are $103.1 million principal amount of 9.5 percent Subordinated Debentures of Arvin. Proceeds from this issue were used for the acquisition of additional shares in Autocomponents Suspension S.r.l., the purchase of the remaining shares of Timax Exhaust Systems Holding B.V. (TESH), general corporate purposes and the pay down of short-term borrowings incurred in connection with the December 27, 1996 redemption of convertible subordinated debentures.

On September 25, 1997 the Company redeemed $28.4 million of its 9 1/8 percent sinking fund debentures due 2017 at par value plus a 4.33 percent call premium. The redemption was funded with cash on hand and short-term borrowings.

Note 5. On January 29, 1997 the Company exercised its option to purchase an additional 5 percent of Autocomponents Suspension S.r.l. for a purchase price of $1.8 million. Autocomponents, which is located in Melfi, Italy, manufactures ride control products primarily for the original equipment market. The results of Autocomponents' operations are included in the Company's consolidated financial results subsequent to the date of acquisition of this controlling interest.

On May 7, 1997 the Company exercised its option to purchase the remaining 50 percent of the TESH joint venture from Sogefi S.p.A. The total purchase price of $28.3 million includes the value of previous option payments plus interest thereon and a cash payment of $20.9 million.

Note 6. In March 1997, the FASB issued Statement No. 128 (SFAS 128), "Earnings per Share." The Company will adopt SFAS 128 for 1997 year-end reporting and restate its reporting for all prior periods reported as required. The adoption of the new SFAS will not have a material impact on earnings per share amounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review

(Dollar amounts in tables in millions)

Overview

The Company's sales for the quarter ended September 28, 1997 of $554.0 million were essentially flat when compared to the third quarter of 1996.
A two percent reduction in vehicle production in the U.S. and Canada and the effect of a strong U.S. dollar were offset by a seven percent increase in European car registrations, the consolidation of Autocomponents Suspension S.r.l during the first quarter of 1997, and the purchase of the remaining 50 percent of Timax Exhaust Systems Holding B.V. (TESH) during the second quarter of 1997.

Arvin's sales for the nine months ended September 28, 1997 improved six percent over sales during the same period in 1996. The increase was primarily a result of the acquisitions mentioned above, which accounted for 62 percent of the nine month increase. The consolidation of Way Assauto S.r.l. at the end of the second quarter of 1996 contributed $42 million to sales during the first six months of 1997. New car registrations in Western Europe increased three percent and vehicle production in the U.S. and Canada increased one percent during the period.

Operating income increased $7.6 million, or 26 percent, during the third quarter of 1997. Improved operating profit margins, largely a result of the ongoing implementation of Arvin Total Quality Production System and other programs designed to reduce costs throughout the Company's global operations, were the primary reason for the increase. The consolidation of Autocomponents and TESH accounted for 23 percent of the increase.

For the nine months ended September 28, 1997, operating income increased 33 percent, to $124.0 million. Improved margins, due to cost reduction programs, were the principal contributor to the increase. The effect of the previously mentioned acquisitions and the gain on the sale of capital lease assets contributed 29 percent of the increase.

Results of Operations
                           Third Quarter       First Nine Months
Net Sales by Segment        1997     1996        1997      1996
--------------------      ------    ------    --------   --------
Automotive
Original Equipment        $357.6    $376.8    $1,192.3   $1,143.8
Automotive Replacement     196.4     180.3       558.2      508.2
                          ------    ------    --------   --------
   Total                  $554.0    $557.1    $1,750.5   $1,652.0
                          ======    ======    ========   ========

Operating Income by        Third Quarter       First Nine Months
 Segment (1)                  1997    1996         1997    1996
--------------------      ------    ------    --------   --------
Automotive
Original Equipment         $14.7     $13.9     $  64.9      $49.0
Automotive Replacement      22.4      15.6        59.1       44.4
                          ------    ------    --------   --------
   Total                   $37.1     $29.5      $124.0      $93.4
                          ======    ======    ========   ========
(1) Reflects income from continuing operations prior to Corporate allocated expenses.

The negative impact of a strong U.S. dollar on the translation of non-U.S. sales reduced the level of consolidated sales by $17.4 million during the third quarter and $38.8 million for the nine months ended September 28, 1997. On a constant dollar basis, sales increased three percent in the third quarter and eight percent for the nine months. The strong U.S. dollar's impact on translation also reduced consolidated operating income by $.8 million and $3.1 million during the third quarter and the first nine months of 1997, respectively.

Automotive Original Equipment ("OE"): Third quarter OE sales were $357.6 million, a decrease of five percent, or $19.2 million, when compared to sales for the same quarter of 1996. Volume declines of $17.9 million were partially offset by sales from the consolidation of Autocomponents, which contributed $7.9 million to the third quarter. Market forces in the Company's primary markets of Europe and North America were mixed. In the U.S. and Canada, car and light truck production decreased two percent when compared to the third quarter of 1996. New car registrations in Western Europe improved by almost seven percent, when compared to the third quarter of 1996, largely as a result of sales incentives offered in Italy. Selective price concessions averaged one percent of OE sales. A strong U.S. dollar had an $11.0 million negative effect on the translation of OE sales during the quarter. On a constant dollar basis, OE sales were down two percent compared with third quarter of 1996 sales.

Sales in the OE segment for the first nine months of 1997 increased $48.5 million, or four percent, over the prior year sales of $1,143.8 million. The effect of the consolidation of Way Assauto in the second quarter of

1996 and Autocomponents in the first quarter of 1997 was $59.4 million. Market forces were favorable, with West European new car registrations up three percent and U.S. and Canada light vehicle production reporting a one percent increase. Market related sales volume increases accounted for approximately $22 million of the year-to-date increase. A strong U.S. dollar had a $28.5 million negative effect on the translation of OE sales during the first nine months. On a constant dollar basis, OE sales grew seven percent when compared with the first nine months of 1996. Selective price concessions averaged one percent of OE sales during the period.

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

Operating income in the OE segment increased $.8 million for the quarter. Previously mentioned selective price concessions negatively affected operating profits by $3.6 million. Negotiated improvements in raw material prices improved operating profit by $3.2 million while productivity improvements outpaced labor inflation by an estimated $.9 million. The consolidation of Autocomponents contributed $.6 million to the third quarter increase. Other factors affecting the third quarter operating income include the impact of a strong U.S. dollar and a change in sales mix.

OE operating income increased $15.9 million for the first nine months. Previously mentioned selective price concessions reduced operating profits $12.0 million. These price concessions were again offset by negotiated improvements in raw material pricing of $16.3 million, including the $3.9 million impact of prior year steel surcharges which were not a factor in the current year. Improved volume related factors increased the period's operating profit an estimated $9.8 million. The effect of the second quarter of 1996 consolidation of Way Assauto and the first quarter of 1997 consolidation of Autocomponents contributed $4.2 million to the period. A gain on the sale of capital assets in the first quarter of 1997 had a $3.3 million positive impact. Other factors affecting operating income include the impact of a strong U.S. dollar and a change in sales mix.

Automotive Replacement ("Replacement"): Sales in the replacement segment of $196.4 million for the quarter ended September 28, 1997 increased nine percent over the third quarter of 1996 sales of $180.3 million. The second quarter consolidation of TESH contributed $20.2 million of additional sales during the third quarter. Market related volume declines during the quarter were somewhat offset by sales price increases.

Replacement sales of $558.2 million for the nine months ended September 28, 1997 increased ten percent, or $50.0 million, over sales of $508.2 million during the same period in 1996. The consolidation of Way Assauto, S.r.l. at the end of the second quarter of 1996 and the second quarter consolidation of TESH accounted for 87 percent of the year-to-date sales increase. Price increases contributed $9.8 million to the year-to-date sales increase. Volume declines in the U.S. were offset by increases in Western Europe.

Operating income for the replacement market increased $6.8 million during the quarter to $22.4 million. The increase was primarily the result of improved pricing which contributed $3.6 million. One time special charges negatively affected 1996 results by $2.6 million. The second quarter of 1997 consolidation of TESH accounted for an increase of $1.2 million. Volume declines in the U.S., partially offset by increased volume in Western Europe, accounted for the remaining change in operating income for the quarter.

Operating income for the replacement segment improved $14.7 million, or 33 percent, during the first nine months of 1997. Improved pricing contributed $9.8 million to the improved operating income. One time special charges negatively affected 1996 results by $2.6 million. The effect of the second quarter of 1996 consolidation of Way Assauto and the second quarter of 1997 acquisition of TESH contributed $2.5 million. While higher material prices cost the Company $2.2 million, productivity improvements, in excess of wage increases, contributed $1.4 million. The impact of volume and mix variances accounted for the remaining change in operating income for the period.

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

Corporate General and Administrative expenses increased $3.9 million during the first nine months and increased $.4 million during the third quarter of 1997. The year-to-date increase was primarily attributable to expenditures for employee costs.

Net Gain on Capital Transactions includes $3.7 million of gain on the sale of capital assets and a downward adjustment of $1.5 million in the carrying value of a non-controlled venture in the South American exhaust market.

Special Charges: Special charges in 1997 reflect second quarter legal and environmental costs of $1.5 million for operations previously owned by the Company's Maremont subsidiary and $1.5 million in the third quarter for costs related to the redemption of the Company's 9 1/8 percent debentures. Special charges in the third quarter of 1996 include a $2.6 million reserve for future lease commitments at abandoned or under-utilized properties, $2.4 million of legal and environmental reserves, primarily for operations previously owned by the Company's Maremont subsidiary and $1.2 million for contract termination costs.

Interest Expense increased six percent during the third quarter, but was flat for the first nine months of 1997, when compared to the same periods in 1996. The third quarter increase was a result of higher average borrowing rates on slightly lower average outstanding interest-bearing liabilities.

Income from Disposal of Discontinued Operations represents a previously deferred $1.6 million gain on the sale of Space Industries International, Inc.

Financial Condition

Liquidity Working capital improved by $69.5 million during the first nine months of 1997, which caused the current ratio to improve from 1.2 at the end of 1996 to 1.3 at September 28, 1997. During the first nine months of 1997, accounts receivable and accounts payable increased 25 percent and 14 percent, respectively, primarily as a result of the consolidation of TESH and Autocomponents Suspension S.r.l. and the seasonal increase in sales. (See the Consolidated Statement of Cash Flows for a detailed analysis of changes in cash.)

Capital Resources Based on the Company's projected cash flow from operations and existing financing credit facility arrangements, management believes that sufficient liquidity is available to meet anticipated capital and dividend requirements over the foreseeable future.

During the quarter the Company re-negotiated its domestic revolving credit facility and its multicurrency revolving credit facility to consolidate and extend the maturity date to August 2002.

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

Planned capital expenditures are adequate for normal growth and replacement and are consistent with projections for future sales and earnings. Near-term expenditures are expected to be funded from internally generated funds.
                                  12

Hedging The Company uses derivative financial instruments from time-to-time to manage interest rate exposures and to hedge certain financial and operating transactions denominated in currencies other than functional currencies. The Company believes that adequate controls are in place to monitor these activities which are not financially material.

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





                         Arvin Industries, Inc.




             by:     /s/  Richard A. Smith
                         ____________________________________________

                         Richard A. Smith
                         Vice President-Finance & Chief
                           Financial Officer




           by:     /s/  William M. Lowe, Jr.
                         ____________________________________________

                         William M. Lowe, Jr.
                         Controller & Chief Accounting Officer



Date:  November 4, 1997