Form 10-K405
period 1997-12-28
ARVIN INDUSTRIES INC
filed 1998-03-16
CIK 7636

SECURITIES AND
                       EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
Mark one
[ X ]  Annual Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the Fiscal year ended
       December 28, 1997 or

[    ] Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

                  Commission File Number 1-302
                                         -----

                     ARVIN INDUSTRIES, INC.
                      ---------------------
     (Exact name of registrant as specified in its charter)

             Indiana                       35-0550190
       ------------------                --------------
 (State or other jurisdiction of        (I.R.S. Employer
                                       Identification No.)
 incorporation  or organization)

   One Noblitt Plaza, Box 3000
          Columbus, IN                     47202-3000
 ------------------------------           ------------
 (Address of principal executive           (Zip Code)
            offices)

                          812-379-3000
                          ------------
       (Registrant's telephone number including area code)

   Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange
       Title of each class              on which registered
    -------------------------         ----------------------
  Common Shares par value $2.50       New York Stock Exchange
            (voting),                 Chicago Stock Exchange
  together with Preferred Share
         Purchase Rights

   Securities registered pursuant to Section 12(g) of the Act:
                              None
                              -----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment to Form 10-K.    [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $827,232,569 as of February 23, 1998. For purposes of the foregoing calculation only, included as affiliate-owned shares are those owned by the Registrant's directors and officers. Such inclusion (is not intended and) should not be construed as an admission that such persons are affiliates of the Registrant for any other purpose.

As of March 1, 1998, the Registrant had outstanding 24,549,808
Common Shares (including employee stock benefit trust shares and excluding treasury shares), $2.50 par value.

               Documents Incorporated by Reference
               -----------------------------------

Portions of the registrant's definitive Proxy Statement, for the Annual Meeting of Shareholders to be held April 16, 1998 and filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Form 10-K.

                     ARVIN INDUSTRIES, INC.

               Index to Annual Report on Form 10-K
               Fiscal Year Ended December 28, 1997





                                                            Page No.
                             Part I


Item 1   Business                                            3
Item 2   Properties                                          5
Item 3   Legal Proceedings                                   6
         Executive Officers                                  7
Item 4   Submission of Matters to a Vote of
         Security Holders                                    7


                             Part II


Item 5   Market for Registrant's Common Equity and
         Related Shareholder Matters                         8
Item 6   Selected Financial Data                             8
Item 7   Management's Discussion and Analysis of
         Financial Condition and Results of Operations       9
Item 7A  Quantitative and Qualitative Disclosure about
         Market Risk                                         9
Item 8   Financial Statements and Supplementary Data        15
Item 9   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure             37


                            Part III


Item 10  Directors and Executive Officers of the            38
         Registrant
Item 11  Executive Compensation                             38
Item 12  Security Ownership of Certain Beneficial
         Owners and Management                              38
Item 13  Certain Relationships and Related                  38
         Transactions


                             Part IV


Item 14  Exhibits, Financial Statement Schedules and
         Reports on Form 8K                                 38


                              Other

         Signatures                                         42

                             Part I


Item 1. Business
        --------

Arvin Industries, Inc. (which together with its consolidated subsidiaries is referred to herein as "Arvin" or "the Company") is a focused international manufacturer and supplier of automotive parts. The Company's primary manufacturing locations are in the United States (U.S.), Europe, Canada, Mexico and South Africa. Arvin is a worldwide leader in automotive exhaust systems and ride control products for the original equipment and replacement markets. The Company's consolidated revenues were over $2.3 billion in fiscal 1997.

Since its founding in 1919, Arvin has grown through internal development, acquisitions and a number of joint ventures. The Company classifies its business based on the two primary markets it serves: Automotive Original Equipment ("OE") and Automotive Replacement ("Replacement"). In fiscal 1997, Arvin derived approximately 69 percent of its total revenues from the OE market, with the remaining 31 percent coming from Replacement market sales. The Company's strategy, which is based on operational excellence, customer satisfaction and globalization, is to strengthen its relationship with original equipment manufacturers ("OEMs") by providing full-system and full-service capabilities. We are continuing our focus on previously established strategic initiatives which emphasize providing value to our OEM customers by working as their system integrator for our products.

The Company continues to pursue initiatives which are increasing Arvin's global competitive position in the automotive parts marketplace. We are actively pursuing new business investment opportunities, including OE investments in developing markets, further development of the hot end of exhaust systems, and investments in new Replacement market territories. During 1997, we completed a new factory in Thailand for Arvin's new OE exhaust joint venture company, signed a joint venture agreement to supply OE exhaust and catalytic converters in China, and purchased a 50 percent interest in an OE exhaust manufacturer in Argentina. Despite recent turmoil in some of these markets, we believe that the Company will benefit from the significant growth opportunities presented in developing markets. Arvin also celebrated the official opening of our new joint-venture power steering pump plant in Pamplona, Spain during the first half of 1997. This new plant is booked to capacity through 1999. In the Replacement market, we acquired the remaining shares of Timax Exhaust Systems Holding B.V. (TESH), which has expanded our presence in important European markets. We acquired a controlling interest in Autocomponents Suspension S.r.l. early in 1997 and then acquired the remaining shares of both Autocomponents and Way Assauto S.r.l., both Italian companies serving the OE ride control market, early in 1998. We expect to continue to make strategic investments which will expand our market presence in both the OE and Replacement markets.


Automotive Original Equipment:

Principal products of the Automotive Original Equipment segment include exhaust systems (mufflers, exhaust and tail pipes, catalytic converters, flex tubes and tubular manifolds), ride control products (shock absorbers, struts, ministruts and corner modules), gas lift supports, vacuum actuators, engine and steering dampers, power steering pumps, coated coil steel and aluminum, press-molded thermoplastics and vinyl-metal stampings. Primary customers of the Automotive Original Equipment segment include Ford, General Motors, Chrysler, Toyota/Nummi, Renault, Fiat, Rover, and Volkswagen/Audi/SEAT.

A shrinking supply base in the OE market has been driven by a shift in customer requirements and a change in the capabilities required to be a successful, long term participant in the OE market. The OE market has narrowed to fewer, larger suppliers who can supply OE customers with higher quality products at a lower cost on a global basis. This trend has provided and should continue to provide Arvin with the opportunity to gain market share. In addition to the reduced number of OE suppliers, OE customers are interested in purchasing full systems or modules from their suppliers and are outsourcing component production and assembly to those suppliers. Arvin has successfully integrated engineering, development and production operations to meet the needs of its OE customers. The Company has significantly enhanced its delivery capabilities geographically since the late 1980s through both acquisitions and the formation of a number of joint ventures. Arvin believes that its aggressive capital spending program has resulted in world-class manufacturing operations, capable of delivering outstanding value and quality to its customers.


Automotive Replacement:

Arvin believes that it is among the top two manufacturers of replacement exhaust and ride control products in North America and Europe. Principal products of the Automotive Replacement segment include mufflers, exhaust and tail pipes, catalytic converters, shock absorbers, struts, gas lift supports, clamps/hangers and accessories.

Brand names for mufflers include Maremont, TIMAX, ANSA, and ROSI. Shock absorbers are marketed under the Gabriel brand name and gas-charged lift supports are marketed under the Strong Arm brand name. Products are also marketed under private label to customers such as Pep Boys, Sears, AutoZone, Kwik-Fit, Charlie Brown and Meineke.

Primary customers of the Automotive Replacement segment include retailers (e.g., Sears, Canadian Tire, Pep Boys and AutoZone), wholesale distributors (e.g., United Auto Parts and General
Parts) and installers (e.g., Meineke and Kwik-Fit).

The Company's replacement market operations compete with both OEMs and independent suppliers in North America and Europe, and serve the market through their own sales force as well as a network of manufacturers' representatives. The Company's competitive position has been enhanced by rigorous attention to lead time reduction and lowest cost product development. Continuous improvement in the manufacturing processes has had a positive impact on order fill rates and the cost and quality of the products manufactured. In addition, emerging markets and the increasing demand for performance vehicles have created substantial growth opportunities which Arvin is aggressively pursuing.


B. Number of Employees

At year-end, the Company had 14,324 employees.


C. Competition and Customer Relationships

Both of the Company's business segments operate in highly competitive markets. Customer loyalty, developed through long-standing relationships, is a primary element of competition as well as competitive product pricing and customized services provided. Arvin's long-standing relationships with its principal customers have been dependent upon the Company's ability to meet such customers' quantity and quality requirements in a timely manner.

The loss of a principal customer or a significant decline in the requirements for the Company's products (resulting, for example, from a prolonged strike against the customer) could have a material adverse effect on the operating results or financial condition of the Company. In 1997, the Company had sales to two customers that exceeded 10% of its consolidated net sales (Ford Motor Company - 18.4 percent and General Motors Corporation -
12.6 percent).

In the OE segment, the Company competes with vehicle manufacturers and independent suppliers. The Company believes that it is the leading supplier among five major competitors of cold-end exhaust systems and one of the top four suppliers of hot end exhaust systems in the North American and European markets. The Company believes that it is one of the five largest suppliers of OE ride control products in the world.

The Company also competes with vehicle manufacturers and independent suppliers in the Replacement segment. The Company believes that it is second of four primary suppliers of automotive replacement exhaust systems and second of four primary suppliers of automotive replacement ride control products in the world. The Company is the leader in the U.S. replacement market for gas-charged lift supports.


D. Regulations

United States air pollutant and acoustical emissions are controlled by government regulations that, coupled with mandated fuel economy improvements, continue to affect Arvin. Over the near term, the Company does not anticipate any regulatory changes that will materially impact the use of catalytic converters in the United States.

European air pollutant emissions regulations continue to become more stringent and are applicable throughout the European Union. Current legislation requires catalytic converters to be fitted to all newly produced gasoline fueled passenger cars. Reductions in the permissible levels of emissions were introduced in 1996 in the "Stage 2" standards. Additional tightening of the standards are planned for "Stage 3" in the year 2000. The Company believes that the introduction of more stringent standards should have a positive impact on the results of operations for the Company.

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

F. Research and Development

Expenses for the development of new products and processes, including significant improvements and refinements to existing products were $25.3, $26.2, and $24.7 million for 1997, 1996, and 1995, respectively.

Item 2. Properties
        ----------

The Company has manufacturing facilities, distribution outlets, sales offices and research centers located throughout the world.
The Company believes that all of its plants have been adequately maintained and are suitable for its current needs through productive utilization of the facilities.

Automotive Original Equipment:

The Company has approximately 6.5 million square feet to conduct its business activities related to the OE segment. The Company's original equipment facilities are nearly fully utilized.

Principal manufacturing facilities in the United States are located in Indiana, Missouri, South Carolina, Alabama, West Virginia and Tennessee. The facilities in Indiana, Missouri, South Carolina and Tennessee are owned, while the other manufacturing facilities are leased. Principal manufacturing facilities outside of the United States are located in the United Kingdom, Spain, Italy, The Netherlands and Canada. Additional manufacturing activities are conducted in South Africa, France and Mexico.

Automotive Replacement:

The Company has approximately 3.6 million square feet of space to conduct its Automotive Replacement business. The Company's
Replacement facilities are nearly fully utilized.

Principal manufacturing facilities located in the United States are in Tennessee and Oklahoma. Also, the Replacement operations lease warehouses in Utah and South Carolina from which products are distributed.

Principal manufacturing facilities located outside the U. S. are in the United Kingdom, Italy and France. Other manufacturing activities are conducted in South Africa, Spain and Mexico. The major distribution center in Blackpool, England is leased, as are other smaller distribution centers in the United Kingdom.

Item 3. Legal Proceedings
        -----------------

See Footnote 7 to the Consolidated Financial Statements.

Executive Officers of the Registrant:
-------------------------------------

                                                              Date
                                                              First
      Name          Age             Offices Held             Elected
                                                            to Exec.
                                                             Office
---------------     ---     ----------------------------     -------
Byron O. Pond        61     Chairman of the Board of
                            Directors and Chief Executive     1990
                            Officer (1)
James K. Baker       66     Vice-Chairman of the Board of     1965
                            Directors (1)
V. William Hunt      53     President and Chief Operating     1980
                            Officer (1)
Raymond P. Mack      57     Vice President-Human              1993
                            Resources
Richard A. Smith     52     Vice President-Finance and
                            Chief Financial Officer (1)       1990
Ronald R. Snyder     53     Vice President-General
                            Counsel and Secretary             1992
E. Leon Viars        58     Vice President and President,     1995
                            Arvin Replacement Products
                            Worldwide
David S. Hoyte       51     Vice President and President,
                            Arvin Ride and Motion Control     1996
                            Products Group
Wesley B. Vance      40     Vice President and President,     1997
                            Arvin Exhaust Europe
Larry D. Blair       54     Vice President and President,     1996
                            Arvin Exhaust North America

(1) Also a member of the Board of Directors

All terms of all officers of the Registrant run until their respective successors are elected and qualified. All listed executive officers except Mr. Hoyte have been employed by the Registrant or one of its subsidiaries for the past five years. Mr. Hoyte joined Arvin as Chief Operations Improvement Officer in October 1996. Mr. Hoyte was appointed President of the Arvin Ride and Motion Control Products Group in December 1997.
Previous to his Arvin employment, Mr. Hoyte was Vice President, cost management for IBM. Prior to IBM, Mr. Hoyte was Executive Vice President of Operations for the Frigidaire Company.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

No matters were submitted to a vote of Security Holders during the fourth quarter of the 1997 fiscal year.

                             Part II

Item 5. Market for Registrant's Common Equity
         and Related Shareholder Matters
        -------------------------------------

Arvin's common shares are listed on the New York Stock Exchange and the Chicago Stock Exchange. Set forth below are the dividends declared and the high and low sales prices of the common shares for each quarter during the last two fiscal years.

Market Price Ranges and Quarterly Dividends Paid
(Prices and dividends on common shares)

                           1997                           1996
                ---------------------------   ---------------------------

                             Market Price                  Market Price
                Dividend    High      Low     Dividend    High      Low
                --------  -----------------   --------  -----------------


First Quarter   $ .19   $  25 7/8  $  21      $ .19   $ 22 3/8   $ 16 3/4
Second Quarter    .19      28 3/4     21 7/8    .19     24 7/8     19 3/4
Third Quarter     .19      39         26 1/4    .19     24 5/8     19 5/8
Fourth Quarter    .20      41 5/8     31        .19     25 1/4     22 3/4

As of March 6, 1998, Arvin had 4,075 holders of record of its common shares.

Item 6. Selected Financial Data
        -----------------------

Five-Year Consolidated Financial Summary
(In millions, except per share amounts)

                                 1997      1996      1995      1994      1993
                                ------    ------    ------    ------    ------
Operating Results (1)
Net sales                    $ 2,349.0 $ 2,212.7 $ 1,966.4 $ 1,849.5 $ 1,640.8
Interest expense                  39.5      38.8      42.5      42.8      35.0
Earnings                          65.0      47.1      17.9      24.6      38.4
Basic earnings per share          2.83      2.10       .80      1.11      1.76
Diluted earnings per share        2.78      2.03       .80      1.10      1.67

 Dividends declared               17.7      17.1      16.9      16.9      16.7
 Dividends per common share        .77       .76       .76       .76       .76
Average basic shares
 outstanding                      23.0      22.4      22.3      22.2      21.9
Average diluted shares
outstanding                       23.4      24.6      22.4      22.4      25.7

Financial Position
Total assets                 $ 1,447.1 $ 1,307.8 $ 1,218.6 $ 1,231.5 $ 1,175.5
Short-term debt                   55.6      52.6      41.6      25.1       7.9
Long-term debt                   222.3     294.0     360.7     416.3     432.2
Capital securities                98.9       ---       ---       ---       ---
Shareholders' equity             485.2     437.4     395.1     396.3     420.6
Book value per common share      20.69     19.38     17.76     17.81     19.04


    1 From continuing operations

Item 7.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations
       ----------------------------------------------


Overview

Arvin achieved record sales again in 1997. The Company recorded sales of $2.3 billion, a six percent increase over 1996, despite the effect of a strong U.S. dollar. On a constant dollar basis, sales increased nine percent. Top line growth was achieved both through recent acquisitions and as a result of the strength in the original equipment market.

Graphic Table - Bar-graph indicating annual sales for original equipment and replacement segments, respectively, for the
following years, in millions:
    1997    $1,622.1 and $726.9
    1996    $1,549.5 and $663.2
    1995    $1,337.2 and $629.2

Arvin's operating income increased 39 percent, to $167.2 million, in 1997. Improved margins, as a result of Arvin's internal improvement programs which have reduced cycle times and waste in the production process, were the primary contributor to the increase. In addition, the Company has been working with its suppliers to eliminate waste in their production processes, which has contributed to improved material pricing for Arvin.

Graphic Table - Bar-graph indicating annual operating income for original equipment and replacement segments, respectively, for the following years, in millions:
   1997    $92.5 and $74.7
   1996    $71.6 and $48.5
   1995    $67.8 and $31.7

Results of Operations  (in millions)

Net Sales by Segment
--------------------             1997         1996         1995
                               --------     --------     --------
Automotive Original Equipment  $1,622.1     $1,549.5     $1,337.2
Automotive Replacement            726.9        663.2        629.2
                               --------     --------     --------
   Total                       $2,349.0     $2,212.7     $1,966.4
                               ========     ========     ========

Operating Income  by Segment
----------------------------     1997         1996         1995
                               --------     --------     --------
Automotive Original Equipment   $  92.5      $  71.6        $67.8
Automotive Replacement             74.7         48.5         31.7
                               --------     --------     --------
Total                            $167.2       $120.1        $99.5
                               ========     ========     ========


Automotive Original Equipment (OE), 1997 vs. 1996: Sales in the OE segment of $1,622.1 million for 1997 were $72.6 million or five percent higher than OE sales for 1996. The inclusion of a full year's results for Way Assauto S.r.l. (consolidated in June
1996) contributed 46 percent and the January 1997 acquisition of a controlling interest in Autocomponents Suspension S.r.l. contributed 33 percent of the 1997 increase. Sales benefited from higher vehicle build rates in both the United States and Western Europe. The Company's increased sales volume, excluding the effect of acquisitions, approximated $35 million. Coated steel volumes were up, as were other component automotive parts. Selective price concessions in 1997 were less than one percent of OE sales.

 Graphic Table - Pie-chart indicating percentage of 1997 sales from original equipment and replacement segments:
Original Equipment Sales          69%
Replacement Sales                 31%

The Company's 1997 OE operating income increased $20.9 million, or 29 percent. Increased volume and productivity contributed $21.5 million, offset by labor inflation of $14.5 million. Improved material pricing, which contributed $24.6 million, was somewhat offset by selective price concessions, which approximated $13.9 million.

Comparison of the effect of changes in volume from period to period is subject to a number of limitations, principally centered around what constitutes a unit for volume measurement. The appropriate measure of a unit varies over time as products develop, varies among the different countries in which the Company operates, and varies within each operating unit of the Company. As a result, there is a certain degree of imprecision and subjectivity in estimating the impact of volume changes.

1996 vs. 1995: Sales in the OE segment of $1,549.5 million for 1996 were 16 percent higher than OE sales for 1995. Market forces in the Company's primary markets of Western Europe and North America were mixed. Western Europe's car registrations increased 6.6 percent, while North American car and light truck production declined 1.3 percent. Despite these mixed market influences, the Company experienced strong increases in sales volumes. Increased volume in ongoing operations accounted for 52 percent of the overall increase, while volume increases as a result of the consolidation of the ride control manufacturer Way Assauto S.r.l. contributed 16 percent of the increase. In addition to the increased volume, the Company's OE markets continued a trend toward higher quality, higher valued original equipment parts, which contributed approximately 21 percent of the increase. Coated steel and other component automotive parts posted modest volume increases when compared with the prior year. Offsetting these strong positive trends were selective price concessions, which averaged less than one percent of OE sales.

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


Automotive Replacement (Replacement), 1997 vs. 1996: Replacement sales increased $63.7 million to $726.9 million, a ten percent increase over 1996. The Company's 1997 acquisition of a controlling interest in Timax Exhaust Systems Holding B.V. (TESH) accounted for approximately 77 percent of the increase, improved pricing contributed another 21 percent of the overall increase and the June 1996 acquisition of a controlling interest in Way Assauto S.r.l. contributed 13 percent. A decline in the overall North American replacement market was substantially offset by the Company's favorable channel and product mix.

Operating units in the Replacement segment sell their product through a variety of different customer channels including merchandisers, installers, and wholesale distributors. As a result of period to period variations in this channel mix, in addition to normal variations in product mix, the average price of units sold may not correspond to price changes. As in the OE segment, there is also a certain degree of imprecision and subjectivity in estimating the impact of period to period volume changes, principally because of questions as to what constitutes a unit for volume measurement. The appropriate measure of a unit varies over time as products develop, varies among the different countries in which the Company operates, and varies within each operating unit of the Company.

Graphic Table - Pie-chart indicating percentage of 1997 operating income from original equipment and replacement segments:
Original Equipment Operating Income       55%
Replacement Operating Income              45%

Operating income in the Replacement segment increased $26.2 million during 1997. The improved pricing mentioned above and productivity improvements accounted for more than 80 percent of the increase. Material cost reductions and improved product mix offset labor inflation.

1996 vs. 1995: Sales in the Replacement segment of $663.2 million for 1996 were 5 percent higher than Replacement sales for 1995. Improved pricing contributed approximately 55 percent of the overall increase. The Company's acquisition of a controlling interest in Way Assauto S.r.l. accounted for approximately 28 percent of the increase. Both the North American and West European replacement exhaust markets reported a decline in total market volume; however, favorable channel and product mix effectively offset those market declines.

Operating income in the Replacement segment increased $16.8 million during 1996, when compared to 1995. In addition to the improved pricing mentioned above, operating income improved as a result of reduced expenditures to obtain new business, which decreased $9.3 million during the period, from the unusually high level reported in the prior year. Increased accounts receivable collection costs of $3.1 million, a one-time customer stock adjustment of approximately $3.0 million, and a reserve of $2.6 million, which resulted from a decision to consolidate some of the Company's Western European distribution locations, offset those positive factors. Material cost reductions nearly offset labor inflation.

Corporate general and administrative expenses increased $1.4 and $5.4 million in 1997 and 1996, respectively. The increase in both years was primarily a result of increased employee costs.

Special charges and credits, net include a $4.7 million addition to legal and environmental reserves in 1997 for operations previously owned by the Company's Maremont subsidiary, and $1.5 million for costs related to the early redemption of the Company's 9 1/8 percent sinking fund debentures. Included in 1996 special charges is a $2.6 million reserve for future lease commitments at abandoned or under-utilized properties, $1.7 million for legal and environmental reserves, $1.5 million for costs related to the redemption of the Company's 7.5 percent subordinated convertible debentures and $1.2 million for contract termination costs. Offsetting these charges is a special credit of $2.0 million related to insurance settlements. During 1995, based upon a judgment entered against an Arvin subsidiary and assessments by legal counsel of other pending legal matters, the Company added $13.7 million to its litigation reserves. The 1995 results also include a special credit of $3.2 million as a result of a settlement with a party potentially liable for certain costs in connection with various environmental matters.


Net gain on capital transactions for 1997 includes $3.7 million of gain on the sale of capital assets and a write down of $1.5 million in the carrying value of a non-controlled venture in the South American exhaust market. In 1996, the $10.8 million gain resulted from the Company's sale of its 31.4 percent equity interest in Fric Rot S.A.I.C.

Interest expense: During 1997 interest expense increased approximately 2 percent as a result of higher average borrowing rates on the Company's outstanding interest-bearing liabilities.
During 1996 interest expense decreased 9 percent as a result of a decrease in average outstanding debt.

Other expense, net increased $1.4 million in 1997. Reduced royalty and rent income of $1.4 and $1.3 million, respectively, were offset by increased interest income in 1997. Other expense during 1997 includes $1.8 million to reserve for the Company's estimated future obligation under a contractual agreement deemed
to be completed.    Other expense, net decreased $5.1 million in
1996, primarily due to $4.7 million of restructuring costs included in 1995 which were used to complete the Company's 1994 plan.

Tax expense: The Company's effective tax rate, prior to capital loss carryforward utilizations, decreased for the third straight year in 1997. The effective tax rate, prior to capital loss utilizations, was 36.2, 37.0 and 38.0 percent in 1997, 1996, and 1995, respectively. The effective tax rate after the effect of capital loss carryforward utilizations was 34.9, 30.7, and 38.0 percent in 1997, 1996, and 1995, respectively.

Equity earnings of affiliates were essentially flat in 1997. The net impact on comparative results of affiliates sold or consolidated during 1996 and 1997 was negligible. Equity earnings from affiliates for 1997 includes an intangible asset write-off, a reduction in profits of a U.S. OE affiliate and the elimination of a tax valuation allowance in the amounts of $3.2, $1.2 and $4.7 million, respectively. Of the $3.3 million 1996 increase, $2.6 million reflects stronger OE sales and profits in the United States; $1.0 million of the increase was contributed by the Company's Argentinean affiliate, which was sold in December 1996.

Minority interest in net income of consolidated subsidiaries increased $1.3 and $.3 million in 1997 and 1996, respectively. The 1997 increase was primarily a result of the consolidation of the Autocomponents Suspension S.r.l. and increased earnings from the Company's 75 percent owned Spanish subsidiary, AP Amortiguadores, S.A. (APA). The 1996 increase was primarily a result of improved results from APA.

Income from discontinued operations: The 1995 income represents the results of Space Industries for the first nine months of 1995, prior to Arvin's decision to discontinue this business.

Income from disposal of discontinued operations in 1997 represents a previously deferred gain on the sale of Space
Industries. The $.7 million in 1995 relates to earnings of the Company's Schrader subsidiary.

Liquidity and Capital Resources:

Arvin's operations provided strong cash flows in both 1997 and 1996, primarily as a result of the Company's higher net income and continued emphasis on high asset utilization and working capital management. Key elements of the Consolidated Statement of Cash Flows were:

                                       1997     1996     1995
                                       ------  -------  -------
Net Cash Provided by
  Operating Activities                 $177.6   $173.6    $92.8
Net Cash Used for
  Investing Activities                 (116.6)   (69.9)   (45.0)
Net Cash Provided by (Used for)
  Financing Activities                   10.1    (80.2)   (54.6)

Investing cash flows include purchases of property, plant and equipment in 1997, 1996, and 1995 of $96.9, $79.1, and $100.5
million, respectively. The Company expects increased levels of capital expenditures in 1998 to support new business requirements and process improvements. Arvin acquired the remaining shares of Autocomponents and Way Assauto during the first quarter of 1998 for an approximate purchase price of $8.7 million. Arvin expects to further invest in the Company's German OE affiliate during 1998. Near term expenditures are expected to be funded from cash on hand and internally generated funds.

Financing cash flows include changes in the Company's debt structure, which are more fully described in Note 5 to the Consolidated Financial Statements. The proceeds from long-term borrowings reflect the issuance of $98.9 million, net of discount, 9.5 percent Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely Subordinated Debentures of the Company (Capital Securities) due in 2027, callable in 10 years. Financing cash flows also include Arvin's quarterly dividend to shareholders, which was increased five percent during 1997 from 19 cents to 20 cents. Based on the Company's projected cash flow from operations and existing credit facility arrangements, management believes that sufficient liquidity is available to meet anticipated capital and dividend requirements over the foreseeable future. The Company has $45 million of medium-term notes coming due in 1998. While the Company has sufficient liquidity to fund the repayment, it is likely that the Company will raise additional long-term funding, consistent with the Company's debt management strategy.

Graphic Table - Bar-graph indicating the components of capitalization for the following years, in millions:
                                    1997     1996     1995
                                  ------   ------   ------
Short-term debt and
  current maturities              $ 55.6   $ 52.6   $ 41.6
Long-term debt                     222.3    294.0    360.7
Capital securities                  98.9       --       --
Minority interest                   12.4     34.2     31.5
Shareholders' equity               485.2    437.4    395.1
                                  ------   ------   ------
Total capitalization              $874.4   $818.2   $828.9
                                  ======   ======   ======
Financial Instruments and Risk Management:   The Company uses
financial derivatives, including forward exchange contracts and options and interest rate swaps and options, to manage its global
foreign exchange and interest rate exposure.   The foreign
exchange derivatives serve primarily to protect the functional currency value of certain non-functional currency positions and anticipated transactions of the Company and its foreign subsidiaries. (See also Note 6 to the Consolidated Financial Statements.)

Legal/Environmental Matters: The Company and its consolidated subsidiaries are defending various environmental claims and legal actions that arise in the normal course of business or from previously owned businesses. Such matters are more fully described in Note 7 to the Consolidated Financial Statements. Arvin expects that any sum it may be required to pay in excess of its recorded reserves will not have a material adverse effect on its results of operations or financial condition.

Year 2000 : During 1997, the Company named a task force and began actively working with customers, suppliers, and employees on Arvin's plan to address Year 2000 issues. Based on the information gathered to date, the Company believes that it will address the Year 2000 issue using internal staff, upgrading non-compliant machines through both normal and accelerated replacement programs, and upgrading certain of its externally purchased software with Year 2000 compliant versions. The Company expects internal staff to devote substantial time to identifying and correcting Year 2000 issues during 1998, but does not anticipate any significant increases in payroll costs as a result of making Year 2000 issues an Arvin priority for 1998.
Any such costs, as well as any consultant costs, will be expensed as incurred. Anticipated hardware and software upgrades will generally replace fully depreciated assets. These costs are not expected to have a material impact on the Company's cash flows, capital expenditures, or results of operations.

Item 7A. Quantitative and Qualitative
         disclosures about Market Risk
         -----------------------------

Not applicable.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------
                                                         Page No.
Index to Consolidated Financial Statements

Consolidated Financial Statements:
    Consolidated Statement of Operations for each of the
      three years in the period ended December 28, 1997          16

    Consolidated Statement of Financial Condition at
      December 28, 1997 and December 29, 1996                    17

    Consolidated Statement of Shareholders' Equity for each
      of the three years in the period ended December 28, 1997   18

    Consolidated Statement of Cash Flows for each of the
      three years in the period ended December 28, 1997          19

    Notes to Consolidated Financial Statements                   20

    Report of Independent Accountants                            35

Financial Statement Schedules:
    For each of the three years in the period ended
      December 28, 1997
       II  Valuation and Qualifying Accounts                     36

Supplementary Data:
    Selected Quarterly Financial Data                            37


Financial statements of unconsolidated affiliates have been omitted because the registrant's proportionate share of the income from continuing operations before income taxes, and total assets of each such company is less than 20% of the respective consolidated amounts.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not applicable or the required information is shown in the financial statements or the notes thereto.


Arvin Industries, Inc.
Consolidated Statement of Operations
(Dollars in millions, except per share amounts)

                                                              1997            1996            1995
                                                             --------        --------        --------

Net Sales                                               $     2,349.0   $     2,212.7   $     1,966.4
Costs and Expenses:
 Cost of goods sold                                           2,014.9         1,940.2         1,707.7
 Selling, operating general and administrative                  165.6           151.1           152.3
 Corporate general and administrative                            19.0            17.6            12.2
 Special charges and credits, net                                 6.2             5.0            10.5
 Net gain on capital transactions                                (2.2)          (10.8)            0.0
 Interest expense                                                39.5            38.8            42.5
 Other expense, net                                               8.1             6.7            11.8
                                                             --------        --------        --------
                                                              2,251.1         2,148.6         1,937.0
                                                             --------        --------        --------
Earnings from Continuing
 Operations Before Income Taxes                                  97.9            64.1            29.4
 Income taxes                                                   (34.2)          (19.7)          (11.2)
 Minority interest in net income
  of consolidated subsidiaries                                   (3.8)           (2.5)           (2.2)
 Equity earnings of affiliates                                    5.1             5.2             1.9
                                                             --------        --------        --------
Earnings from Continuing Operations                              65.0            47.1            17.9
                                                             --------        --------        --------

 Income from discontinued operations, net of
  income tax of $.0, $.0, and $.5, respectively                   0.0             0.0             0.4
 Income from disposal of discontinued operations, net of
  income tax benefit of $.0, $.0 and $2.8, respectively           1.6             0.0             0.7
                                                             --------        --------        --------
Net Earnings                                            $        66.6   $        47.1   $        19.0
                                                             ========        ========        ========

Earnings per Common Share
Basic:
 Continuing operations                                  $        2.83   $        2.10   $        0.80
 Discontinued operations                                         0.07            0.00            0.05
                                                             --------        --------        --------
      Total - basic                                     $        2.90   $        2.10   $        0.85
                                                             ========        ========        ========

Diluted:
 Continuing Operations                                  $        2.78   $        2.03   $        0.80
 Discontinued Operations                                         0.07            0.00            0.05
                                                             --------        --------        --------
       Total - diluted                                  $        2.85   $        2.03   $        0.85
                                                             ========        ========        ========

Average Common Shares Outstanding (000's)
 Basic                                                         22,970          22,385          22,296
 Diluted                                                       23,382          24,615          22,355

See notes to consolidated financial statements.

                                       16

Arvin Industries, Inc.
Consolidated Statement of Financial Condition
(Dollars in millions, except per share amounts)
                                                                               As of         As of
                                                                              12/28/97      12/29/96
                                                                               --------      --------
Assets:
Current Assets:
 Cash and cash equivalents                                                $       108.9  $       39.4
 Receivables, net of allowances of $5.6 in 1997 and $6.7 in 1996                  354.6         304.7
 Inventories                                                                      124.5         115.9
 Current income tax benefit                                                        30.9          27.8
 Other current assets                                                              50.5          51.1
                                                                               --------      --------
      Total current assets                                                        669.4         538.9
                                                                               --------      --------
Non-Current Assets:
 Property, plant and equipment:
  Land and buildings                                                              203.0         179.5
  Machinery and equipment                                                         876.6         799.6
  Construction in progress                                                         53.9          31.9
                                                                               --------      --------
                                                                                1,133.5       1,011.0
      Less accumulated depreciation                                               632.1         547.1
                                                                               --------      --------
                                                                                  501.4         463.9
Goodwill, net of amortization of $36.5 in 1997 and $32.3 in 1996                  165.9         158.0
Investment in affiliates                                                           53.9          85.7
Other assets                                                                       56.5          61.3
                                                                               --------      --------
      Total non-current assets                                                    777.7         768.9
                                                                               --------      --------
                                                                          $     1,447.1  $    1,307.8
                                                                               ========      ========
Liabilities and Shareholders' Equity:
Current Liabilities:
 Short-term debt                                                          $        55.6  $       52.6
 Accounts payable                                                                 303.3         257.7
 Employee related costs                                                            57.6          54.6
 Accrued expenses                                                                 104.7          87.9
                                                                               --------      --------
      Total current liabilities                                                   521.2         452.8
                                                                               --------      --------
Long-term employee benefits                                                        66.7          67.0
Other long-term liabilities                                                        40.4          22.4
Long-term debt                                                                    222.3         294.0
Minority interest                                                                  12.4          34.2
Company-obligated mandatorily redeemable preferred capital securities
  of subsidiary trust holding solely subordinated debentures of the Company        98.9           0.0
Commitments and contingencies (Note 7)
Shareholders' Equity:
 Capital Stock:
  Preferred shares (no par value, authorized 8,978,058;
    none issued and outstanding)                                                    0.0           0.0
  Common shares ($2.50 par value, authorized 50,000,000;
    issued 26,225,567 in 1997 and 26,149,217 in 1996)                              65.6          65.4
 Capital in excess of par value                                                   248.8         247.3
 Retained earnings                                                                275.1         226.2
 Cumulative translation adjustment                                                (41.8)        (19.9)
 Employee stock benefit trust                                                     (25.6)        (42.2)
 Common shares held in treasury                                                   (36.9)        (39.4)
                                                                               --------      --------
      Total shareholders' equity                                                  485.2         437.4
                                                                               --------      --------
                                                                          $     1,447.1  $    1,307.8
                                                                               ========      ========
See notes to consolidated financial statements.

                                       17


Arvin Industries, Inc.
Consolidated Statement of Shareholders' Equity
(Dollars in millions, except per share amounts)
                                                                             Year Ended
                                            ------------------------------------------------------------------------------------
                                                   12/28/97                     12/29/96                     12/31/95
                                            --------------------------   --------------------------   --------------------------

                                                    Shares      Amount           Shares      Amount           Shares      Amount
                                                ----------      ------       ----------      ------       ----------      ------
Common Shares:
 Beginning balance                              26,149,217 $      65.4       24,228,602 $      60.6       24,163,510 $      60.4
 Shares issued to employee
   stock benefit trust                                             0.0        1,800,000         4.5                          0.0
 Exercise of stock options                           4,700         0.0           56,900         0.1           65,092         0.2
 Bonuses paid in stock                              71,650         0.2                          0.0                          0.0
 Conversion of 7.5% convertible
   subordinated debentures                                         0.0           63,715         0.2                          0.0
                                                ----------      ------       ----------      ------       ----------      ------
   Ending balance                               26,225,567        65.6       26,149,217        65.4       24,228,602        60.6
                                                ----------      ------       ----------      ------       ----------      ------
Capital in Excess of Par Value:
 Beginning balance                                               247.3                        207.4                        206.6
 Shares issued to employee
   stock benefit trust                                             0.0                         37.7                          0.0
 Exercise of stock options                                         0.3                          0.9                          1.0
 Bonuses paid in stock                                             1.3                          0.0                          0.0
 Conversion of 7.5% convertible
   subordinated debentures                                         0.0                          1.7                          0.0
 Other                                                            (0.1)                        (0.4)                        (0.2)
                                                                ------                       ------                       ------
   Ending balance                                                248.8                        247.3                        207.4
                                                                ------                       ------                       ------
Retained Earnings:
 Beginning balance                                               226.2                        196.2                        194.1
 Net earnings                                                     66.6                         47.1                         19.0
 Cash dividends ($.77 per share in 1997,
   $.76 per share in 1996 and 1995)                              (17.7)                       (17.1)                       (16.9)
                                                                ------                       ------                       ------
   Ending balance                                                275.1                        226.2                        196.2
                                                                ------                       ------                       ------
Cumulative Translation Adjustment:
 Beginning balance                                               (19.9)                       (24.6)                       (20.7)
 Amounts related to disposal of operations                         0.0                          0.0                         (2.0)
 Translation adjustments during the year                         (21.9)                         4.7                         (1.9)
                                                                ------                       ------                       ------
   Ending balance                                                (41.8)                       (19.9)                       (24.6)
                                                                ------                       ------                       ------
Employee Stock Benefit Trust:
 Beginning balance                              (1,800,000)      (42.2)               0         0.0                          0.0
 Establishment of trust                                                      (1,800,000)      (42.2)                         0.0
 Exercise of stock options                         634,935        14.9                          0.0                          0.0
 Shares contributed to employee
  benefit plan                                      66,111         1.7                          0.0                          0.0
                                                ----------      ------       ----------      ------                       ------
   Ending balance                               (1,098,954)      (25.6)      (1,800,000)      (42.2)                         0.0
                                                ----------      ------       ----------      ------                       ------
Common Shares in Treasury:
 Beginning balance                              (1,776,737)      (39.4)      (1,977,366)      (44.5)      (1,913,663)      (43.5)
 Stock exchanged for stock
   options exercised                               (30,410)       (1.0)          (7,161)       (0.2)          (5,212)       (0.1)
 Shares contributed to employee
   benefit plan                                    135,568         3.5          160,650         4.1           48,574         1.2
 Shares contributed to charitable foundation                       0.0           47,140         1.2                0         0.0
 Shares purchased                                                  0.0                          0.0         (107,065)       (2.1)
                                                ----------      ------       ----------      ------       ----------      ------
   Ending balance                               (1,671,579)      (36.9)      (1,776,737)      (39.4)      (1,977,366)      (44.5)
                                                ----------      ------       ----------      ------       ----------      ------

    Total shareholders' equity                             $     485.2                  $     437.4                  $     395.1
                                                                ======                       ======                       ======

See notes to consolidated financial statements.

                                       18

Arvin Industries, Inc.
Consolidated Statement of Cash Flows
(Dollars in millions)
                                                                1997          1996          1995
                                                                -------       -------       -------
Operating Activities:
 Net earnings                                              $       66.6  $       47.1  $       19.0
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation                                                    79.1          77.5          70.4
   Amortization                                                     6.5           5.8           5.6
   Minority interest                                                3.8           2.5           3.1
   Other                                                            5.9           3.8          (2.2)
   Changes in operating assets and liabilities:
     Receivables                                                  (33.6)          6.3           0.6
     Inventories and other current assets                          (0.7)          0.7         (19.8)
     Accounts payable                                              35.1          20.9          14.1
     Other accrued expenses                                        16.7           0.5          (3.9)
     Income taxes payable and deferred taxes                       (1.8)          8.5           5.9
                                                                -------       -------       -------
           Net Cash Provided by Operating Activities              177.6         173.6          92.8
                                                                -------       -------       -------

Investing Activities:
   Purchase of property, plant and equipment                      (96.9)        (79.1)       (100.5)
   Proceeds from sale of property, plant and equipment              3.1           5.4           1.9
   Investments in affiliates                                      (11.1)         (8.5)          0.0
   Business acquisitions, net of cash acquired                    (19.5)         (8.0)          0.0
   Cash proceeds from sale of businesses, net
        of cash balances of businesses sold                         3.7          19.3          55.3
   Other                                                            4.1           1.0          (1.7)
                                                                -------       -------       -------
         Net Cash Used for Investing Activities                  (116.6)        (69.9)        (45.0)
                                                                -------       -------       -------

Financing Activities:
   Change in short-term debt, net                                 (45.7)         17.7           2.1
   Proceeds from long-term borrowings                             101.8           3.2          51.5
   Principal payments on long-term debt                           (38.0)        (87.4)        (92.0)
   Dividends paid                                                 (17.3)        (12.9)        (16.9)
   Other                                                            9.3          (0.8)          0.7
                                                                -------       -------       -------
    Net Cash Provided by (Used for) Financing Activities           10.1         (80.2)        (54.6)
                                                                -------       -------       -------

Cash and Cash Equivalents:
   Effect of exchange rate changes on cash                         (1.6)          0.7          (0.4)
                                                                -------       -------       -------
   Net increase (decrease)                                         69.5          24.2          (7.2)
   Beginning of the year                                           39.4          15.2          22.4
                                                                -------       -------       -------
         End of the year                                   $      108.9  $       39.4  $       15.2
                                                                =======       =======       =======


Income tax payments totaled $44.0 in 1997, $13.6 in 1996 and $13.6 in 1995.
Interest payments totaled $33.1 in 1997, $40.8 in 1996 and $45.0 in 1995.
See notes to consolidated financial statements.

Arvin Industries, Inc.
Notes to Consolidated Financial Statements

(Dollar amounts in millions unless noted otherwise)

Note 1 - Significant Accounting Policies:

Principles of Consolidation: The consolidated financial statements include the accounts of Arvin Industries, Inc. and its majority-owned subsidiaries. Affiliated companies
(20 to 50 percent owned) are accounted for on the equity method.

Use of Estimates: The financial statements and related notes have been prepared in conformity with generally accepted accounting principles and include some amounts and disclosures which are estimates based on currently available information and management's judgment of current facts and circumstances.

Cash Equivalents: The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Inventories: Substantially all inventories located in the United States (U.S.) are valued under the last-in, first-out (LIFO) cost method. The remaining inventories are valued primarily on a first-in, first-out (FIFO) basis. It is impractical to classify LIFO inventories into the finished goods, work in process and raw material components since in determining the overall index, the Company uses the method of pooling by individual inventory components.

At year-end 1997 and 1996, $55.4 and $55.8 million of total inventories were stated on the LIFO method. The current costs of these inventories exceeded their LIFO value by $5.0 and $4.9 million at year-end 1997 and 1996, respectively.

Property, Plant and Equipment and Depreciation: Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. The estimated service life used to compute depreciation is generally 20 to 40 years for buildings and 7 to 12 years for machinery, equipment and fixtures. Maintenance and repair costs are expensed as incurred.

Goodwill: Goodwill represents the excess of cost over the net asset value of assets acquired and is generally amortized using the straight-line method over 40 years. The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support recorded goodwill. If undiscounted cash flows are not sufficient to support the recorded asset, an impairment is recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business unit. Expected cash flows are discounted at a rate commensurate with the risk involved.

Foreign Currency: The Company uses the local currency as the functional currency for all of its consolidated operating subsidiaries outside of the U.S., except for those operating in hyperinflationary economies. Results are translated into U.S. dollars using monthly average exchange rates, while assets and liabilities are translated into U.S. dollars using year-end exchange rates. The resulting translation adjustments are recorded in a separate component of shareholders' equity.

Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income in 1997, 1996, and 1995 were $25.3, $26.2 and $24.7 million, respectively.

Graphic Table - Bar-graph indicating research and development costs for the following years, in millions:
   1997    $25.3
   1996    $26.2
   1995    $24.7

Earnings Per Share: Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common and common equivalent shares (principally stock option related) outstanding during the year. In 1997, Arvin adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." Prior years' earnings per share have been restated in accordance with the provisions of SFAS 128.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations for continuing operations.
                           1997              1996              1995
                       ------------      ------------      ------------

                      Income  Shares    Income  Shares    Income  Shares
                      ------  ------    ------  ------    ------  ------
Basic EPS              $65.0  22,970     $47.1  22,385     $17.9  22,296
Effect of Dilutive
Securities:
  Options                        412               131                59
  7.5% convertible
    debentures                             2.9   2,099
                      ------  ------    ------  ------    ------  ------
Diluted EPS            $65.0  23,382     $50.0  24,615     $17.9  22,355
                      ======  ======    ======  ======    ======  ======
Reclassifications: Certain amounts in the accompanying financial statements and notes thereto have been reclassified to conform to the current year presentation.

Fiscal Year: Arvin's fiscal year ends on the Sunday nearest to December 31.


Note 2 - Acquisitions, Divestitures and Discontinued Operations:

In May 1997 Arvin exercised its option to purchase the remaining 50 percent of Timax Exhaust Systems Holding B.V. (TESH) for a total purchase price of $28.3 million, which included a cash payment of $20.9 million. TESH serves the replacement exhaust markets in Italy, France, and the United Kingdom.

In January 1997 Arvin purchased a controlling interest in Autocomponents Suspension S.r.l. through its purchase of an additional five percent of the shares of Autocomponents for a
purchase price of $1.8 million.   Autocomponents is located in
Melfi, Italy and manufactures ride control products primarily for the original equipment market.

In June 1996 Arvin increased its ownership in Way Assauto S.r.l.
from 49.9 percent to 54.9 percent for $8.0 million. Way Assauto is located in Asti, Italy and manufactures ride control products primarily for the original equipment market.

These acquisitions were accounted for as purchases and the results of their operations have been included in the consolidated financial statements since the dates of acquisition.
Goodwill resulting from these acquisitions is being amortized using the straight-line method over a 40 year period.

During the fourth quarter of 1996, Arvin sold its 31.4 percent equity interest in its Argentinean affiliate, Fric Rot S.A.I.C., for $17.3 million. The pre-tax gain on the sale was $10.8 million.

In September 1995 Arvin sold its ownership interest in Space Industries International, Inc. (SIII) for $30.6 million in cash. Income from disposal of discontinued operations for 1997 represents a previously deferred $1.6 million gain on the sale of SIII. Arvin also sold its Schrader Automotive unit during 1995. Proceeds from the sale of Schrader included $36.2 million cash and preferred stock and warrants with a face value of $8.5 million.

Note 3 - Investments in Affiliates:

The Company has investments in a number of affiliates which are accounted for on the equity method. The affiliates are engaged in the production and distribution of automotive exhaust and ride control products. Equity affiliates include Arvin Sango Inc. (50%), Schmitz & Brill GmbH (50%), Gabriel Mexico S.A. (40%), Gabriel de Venezuela (42%), Kayaba Arvin, S.A. (40%) and Cofap-Arvin (40%). The Company's share of earnings of these affiliates is included in income as earned. Equity earnings from affiliates for 1997 includes an intangible asset write-off and the elimination of a tax valuation allowance in the amounts of $3.2 and $4.7 million, respectively. In 1997 and 1996, the Company received dividends from affiliates of $2.2 and $3.4 million, respectively. The Company's total investment in affiliates at December 28, 1997 was $53.9 million.

Summarized financial information of affiliates follows.


                                       1997     1996    1995
                                      -----    -----    -----
Condensed Statement of Operations:
----------------------------------
Net sales                           $ 360.5  $ 408.7  $ 557.1
Gross profit                           57.8     82.8     95.3
Net earnings                           14.3     10.9      9.1

Condensed Statement of
 Financial Condition:
---------------------
Current assets                      $ 137.1  $ 107.5  $ 247.3
Non-current assets                    114.0    180.6    177.6
                                      -----    -----    -----
                                    $ 251.1  $ 288.1  $ 424.9
                                      =====    =====    =====

Current liabilities                 $  76.0  $  71.9  $ 162.0
Non-current liabilities                53.1    107.1    137.3
Shareholders' equity                  122.0    109.1    125.6
                                      -----    -----    -----
                                    $ 251.1  $ 288.1  $ 424.9
                                      =====    =====    =====

Note 4 - Concentrations of Risk:

Financial instruments which potentially expose Arvin to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base includes most significant automotive manufacturers and a large number of well known jobbers, distributors, and installers of automotive replacement parts in North America and Europe. Arvin generally does not require collateral and the majority of its trade receivables are unsecured. Although the Company is directly affected by the financial well-being of the automotive industry, management does not believe significant credit risk existed at December 28, 1997.

The Company relies on several key vendors to supply its primary raw material needs for each of its markets. Although there are a limited number of manufacturers in each market capable of supplying these needs, the Company believes that other suppliers could provide for Arvin's needs on comparable terms. Abrupt changes in the supply flow could, however, cause a delay in manufacturing and a possible inability to meet sales commitments on schedule or a possible loss of sales, which would affect operating results adversely.


Note 5 - Borrowings:

At fiscal year-end, long-term debt consisted of:

                                            1997       1996
                                            ------     ------
7.94% notes due 2005                     $    50.0  $    50.0
6-7/8% notes due 2001                         75.0       74.9
9.8% - 9.98% medium-term notes due 1998       45.0       45.0
10% medium-term notes due 2000                49.8       49.8
9-1/8% sinking fund debentures due 2017        ---       28.4
10-3/8% Euro-Sterling Notes due 2018          38.0       43.2
Other                                         17.7        9.2
Less: Current maturities                     (53.2)      (6.5)
                                             -----      -----
                                         $   222.3  $   294.0
                                             =====      =====

Maturities of long-term debt for fiscal 1998 through 2002 are $51.1, $7.0, $57.6, $82.7 and $8.1 million, respectively.

The Company may borrow up to $100 million under its multi-currency credit facility agreement, which matures on August 27, 2002. At December 28, 1997 there were no borrowings under this facility. In addition, Arvin has uncommitted credit facilities totaling $305.4 million with various domestic and foreign banks. At December 28, 1997, borrowings under these facilities totaled $2.4 million.

The weighted average interest rates on short-term borrowings at December 28, 1997 and at December 29, 1996 were 7.9 percent and
5.6 percent, respectively.

On January 28, 1997, Arvin Capital I, a wholly owned subsidiary trust of Arvin, issued $100 million 9.5 percent Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely Subordinated Debentures of the Company ("Capital Securities") due February 1, 2027, callable in 10 years. The Capital Securities were issued at a $1.1 million discount, which is being amortized over 30 years. The proceeds of the Capital Securities were invested entirely in 9.5 percent junior subordinated debentures of Arvin. The subordinated debentures are the sole assets of the subsidiary trust The subordinated debentures and related indenture, the trust agreement for the subsidiary trust and Arvin's related guarantee together constitute a full and unconditional guarantee by Arvin of the subsidiary trust's obligations under the Capital Securities.

Graphic Table - Bar-graph indicating total debt (including
Capital Securities) for the following years, in millions:

   1997    $376.8
   1996    $346.6
   1995    $402.3


Note 6 - Financial Instruments and Risk Management:

The Company uses financial derivatives to manage its global foreign exchange and interest rate exposure. Forward exchange contracts and cross-currency options serve primarily to protect the functional currency value of non-functional currency positions and anticipated transactions of the Company and its foreign subsidiaries. Interest rate swaps and options are used principally to manage the Company's floating rate exposure and to hedge anticipated debt issuance transactions. Arvin uses the designation method to qualify foreign currency and interest rate derivative transactions for hedge accounting treatment. The Company does not hold or issue derivative financial instruments for trading purposes or use leveraged derivatives in its financial risk management program.

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

Interest Rate Risk Management: The Company had one interest rate swap agreement outstanding and owned two put options on 5-year U.S. Treasury Notes at December 28, 1997. Each of the three transactions involved a notional amount of $25 million. Under the terms of the interest rate swap, Arvin receives a fixed rate of 6.75 percent for three years and pays a LIBOR-based floating rate which resets every six months. The swap agreement effectively changes long-term debt of the Company from a fixed rate to a floating rate of interest.

Under the terms of each put option contract, Arvin owns the right to sell $25 million 5-year U.S. Treasury Notes to its counterparty on the option expiration date in March 1998 at an average strike price which equates to the yield on the underlying Notes. The underlying Notes are the most recently issued 5-year U.S. Treasury Notes as of the option expiration date. The options were purchased in September 1997 to hedge the expected future issuance of fixed rate debt.

Foreign Exchange Risk Management: At year-end 1997 and 1996, the Company had forward exchange contracts totaling $184.7 and $126.8 million, respectively, to hedge certain financial and operating transactions denominated in currencies other than various functional currencies. The full amount of the forward contracts at year-end 1997 and 1996 hedged existing non-functional currency denominated assets and liabilities. Although the Company used forward contracts during 1997 and 1996 to hedge anticipated non-functional currency denominated transactions, there were none outstanding at either year-end. The forward exchange contracts are principally in the major European and North American currencies, and are usually for a term not exceeding one year.

During 1997 and in prior years, the Company also used foreign exchange options to reduce the Company's exposure to changes in exchange rates. These option contracts were principally in the major European currencies, and were written for a term of less than one year. There were no such option contracts outstanding at year-end 1997 or 1996.

Fair Value of Financial Instruments: At December 28, 1997 the fair value of long-term debt, including that due within one year, approximated $292.4 million. The carrying value at that date was $275.5 million. The fair and carrying values of the Capital Securities were $117.7 and $98.9 million, respectively. At year-end 1996 the fair and carrying values of long term debt, including that due within one year, were $318.6 and $300.5 million, respectively. The fair value of debt was estimated for both years using quoted market prices and discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of lending arrangements.

The fair value and accrued liability of financial derivatives at year-end 1996 and 1997 were not material. Fair value of interest rate and foreign exchange contracts generally reflects the estimated amounts the Company would have received (paid) had the contract been terminated on the reporting date.


Note 7 - Commitments and Contingencies:

The Company and its consolidated subsidiaries are defending various environmental claims and legal actions that arise in the normal course of business or from previously owned businesses. Where reasonable estimates of environmental liabilities are possible, Arvin has provided for the undiscounted costs of study, cleanup, remediation, and certain other costs, taking into account, as applicable, available information regarding site conditions, potential cleanup methods and the extent to which other parties can be expected to bear those costs. Management regularly reviews pending environmental and legal proceedings with its legal counsel and adjusts its accruals to reflect the current best estimate of its exposure. Where no best estimate is determinable, the Company has accrued for the minimum amount of the most probable range of its liability. Given the inherent uncertainties in evaluating legal and environmental exposures, actual costs to be incurred in future periods may vary from the currently recorded estimates. At year end 1997 and 1996, respectively, the Company had accrued $15.2 and $14.1 million for environmental remediation costs and $7.9 and $3.3 million for its estimated liability related to pending legal matters. Arvin expects that any sum it may be required to pay in connection with legal and environmental matters in excess of the amounts recorded will not have a material adverse effect on its results of operations, cash flows or financial condition.

Certain of Arvin's manufacturing plants, warehouses and offices are leased facilities. The Company also leases manufacturing and office equipment. Future minimum lease payments on operating leases are $12.1 million in 1998, $12.2 million in 1999, $11.2 million in 2000, $9.5 million in 2001, $6.6 million in 2002 and $18.0 million thereafter. Net rental expense under these leases in 1997, 1996 and 1995 was $16.8, $15.5 and $15.4 million, respectively.


Note 8 - Special Charges and Credits:

Special charges for 1997 of $6.2 million include a $1.5 million charge related to the early redemption of Arvin's 9 1/8 percent sinking fund debentures and $4.7 million of additions to legal and environmental reserves for operations previously owned by the Company's Maremont subsidiary.

Special charges and credits, net for 1996 of $5.0 million include $2.6 million to reserve for future lease commitments at abandoned or under-utilized properties, $1.2 million for contract termination costs, $1.7 million for the net additions to legal and environmental reserves for operations previously owned by the Company's Maremont subsidiary, and a special credit of $2.0 million, which resulted from insurance settlements. In addition, Arvin recorded a special charge of $1.5 million related to the early redemption of its 7.5 percent convertible subordinated debentures.

During 1995, based upon a judgment entered against an Arvin subsidiary and assessments by legal counsel of other pending legal matters, the Company added $13.7 million to its litigation reserves. The 1995 results also include a special credit of $3.2 million as a result of an insurance settlement.

Note 9 - Income Taxes:

Earnings from continuing operations before income taxes were as follows:

                            1997     1996     1995
                            -----    -----    -----

United States            $   31.2 $   23.8 $   (8.9)
International                66.7     40.3     38.3
                            -----    -----    -----
                         $   97.9 $   64.1 $   29.4
                            =====    =====    =====

The provision for income taxes was as follows:
                                      1997     1996      1995
                                     -----     -----    -----
Current tax expense:
  Federal                          $    8.6 $    6.9  $    (.3)
  State                                 3.0      2.3       1.2
  International                        22.5     15.8      17.1

Deferred tax expense:
  Federal                                .2     (3.0)     (5.6)
  State                                 ---     (1.8)      (.6)
  International                         (.1)     (.5)      (.6)
                                     -----     -----    -----
Continuing operations provision    $   34.2 $   19.7  $   11.2
                                      =====    =====     =====

The provision for income taxes was different from the U.S. federal statutory rate applied to earnings from continuing operations before income taxes, and is reconciled as follows:
                                       1997      1996       1995
                                       -----     -----     -----
Statutory rate                         35.0%     35.0%     35.0%

State and local income taxes, net       2.0       1.0       2.8
International tax rate difference      (1.6)     (1.1)      1.0
Amortization of goodwill                1.8       2.8       5.2
Foreign tax credit utilization, net     (.5)      (.4)     (3.3)
Other items, net                        (.5)      (.3)     (2.7)
                                       -----     -----     -----
     Subtotal                          36.2      37.0      38.0
Capital loss carryforward
 utilization                           (1.3)     (6.3)       --
                                       -----     -----     -----
Effective tax rate                     34.9%     30.7%     38.0%
                                       =====     =====     =====

Deferred tax assets (liabilities) are comprised of the following at fiscal year-end:

                                                  1997       1996
                                                  ------    ------
Gross deferred tax assets:
  Accrued employee benefits                    $    25.0 $    19.2
  Inventory and receivables reserves                19.3      17.7
  Environmental and other legal reserves             8.7       7.6
  Other                                             12.3       5.6
  Net losses and tax credit carryforward            28.3      21.8
  Valuation allowance for deferred tax assets      (13.0)    (16.0)
                                                  ------    ------
     Deferred tax assets, net of
      valuation allowance                           80.6      55.9
                                                  ------    ------
Gross deferred tax liabilities:
  Depreciation                                     (34.5)    (29.9)
  Pension                                           ( .6)     (1.5)
                                                  ------    ------
     Gross deferred tax liabilities                (35.1)    (31.4)
                                                  ------    ------
        Net deferred tax assets                $    45.5 $    24.5
                                                  ======    ======
During 1997, the valuation allowance for deferred tax assets decreased by $3.0 million. The decrease was caused principally by a capital loss carryforward utilized in connection with the gain on sale of capital assets.

Net operating loss, capital loss, and tax credit carryforwards available in various tax jurisdictions at December 28, 1997 expire in the tax effected amounts of $3.4, $2.8, $9.1, $4.7, $3.0 and $5.3 million for the years 1998 through 2002 and beyond, respectively.

Graphic Table - Bar-graph indicating the effective tax rate for the following years:
   1997 (1)    36.2%
   1996 (1)    37.0%
   1995        38.0%
(1) Effective tax rate prior to capital loss carryforward utilization.

Realization of deferred tax assets is dependent upon taxable income within the carryback and carryforward periods available under the tax laws. Although realization of deferred tax assets in excess of deferred tax liabilities is not certain, management has concluded that it is more likely than not that Arvin will realize the full benefit of U.S. deferred tax assets, except for approximately $3.2 million of capital loss carryforward. While in the aggregate, Arvin's non-U.S. subsidiaries have generated cumulative taxable income over the last three years, certain non-U.S. subsidiaries are in net operating loss carryforward positions. There is currently insufficient evidence to substantiate recognition of net deferred tax assets in the financial statements for certain of those non-U.S. subsidiaries in a net operating loss carryforward position. Accordingly, a valuation allowance of $9.8 million has been recorded. It is reasonably possible that sufficient positive evidence could be generated in the near term at one or more of these non-U.S. subsidiaries to support a reduction in the valuation allowance. Increases in the valuation allowance at the Company's non-U.S. subsidiaries were $5.8, $2.0, and $2.4 million and reductions of valuation allowances were $4.3, $4.0, and $1.5 million for 1997, 1996, and 1995, respectively.

At year-end 1997, consolidated retained earnings included undistributed earnings of non-U.S. subsidiaries of approximately $172.7 million. These earnings are permanently invested and are not considered available for distribution to the parent company or will be remitted substantially free of additional U.S. income taxes. Accordingly, no provision has been made for income taxes that may be payable upon remittance of such earnings.

Note 10 - Pension Plans:

Substantially all of Arvin's employees in the U.S. are covered by non-contributory trusteed pension plans. Employees of certain of the Company's international operations are covered by either contributory or non-contributory trusteed pension plans.
Benefits are based on, in the case of certain plans, final average salary and years of service and, in the case of other plans, a fixed amount for each year of service. Net periodic pension costs are determined using the Projected Unit Credit Cost method. Arvin's funding policy provides that annual contributions to the pension trusts will be at least equal to the minimum amounts required by ERISA in the U.S. and actuarial recommendations or statutory requirements in other countries.
Net pension expense for these plans consists of the following components:
                                   1997       1996       1995
                                  ------     ------     ------
Service cost                   $     9.4  $     9.3  $     7.6
Interest cost                       23.2       20.8       20.1
Actual gain on assets              (66.5)     (42.2)     (46.4)
Net amortization and deferral       39.0       16.3       22.7
                                  ------     ------     ------
   Net periodic pension cost   $     5.1  $     4.2  $     4.0
                                  ======     ======     ======

The Company's pension obligations for its United States plans were projected to, and the assets were valued as of the end of 1997 and 1996. The plan assets, comprised almost entirely of high grade stocks and bonds, included 1.4 and 1.3 million shares of Arvin common stock at year-end 1997 and 1996, respectively.

Assumptions used in determining the projected benefit obligation for the domestic and international plans are as follows:
                                 1997      1996      1995
                                 -----     -----     -----
United States Plans
--------------------
Discount Rate for Obligations    7.00%     7.25%     7.00%
Expected Return on Plan Assets   9.00%     9.00%     9.00%
Average Salary Increases         4.75%     4.75%     4.75%

International Plans
--------------------
Discount Rate for Obligations    7.00%     8.00%     8.00%
Expected Return on Plan Assets   9.00%     9.00%     9.00%
Average Salary Increases         5.00%     6.00%     6.00%

The following table summarizes the funded status of the Company's pension plans:

                                              1997          1996
                                          -----------    -----------
Benefit obligation
   Vested                                 $   (301.2)   $   (267.1)
   Nonvested                                   (18.4)        (17.3)
                                              -------       -------
Accumulated benefit obligation                (319.6)       (284.4)
Projected impact of future
  salary increases                             (29.3)        (27.1)
                                              -------       -------
Projected benefit obligation                  (348.9)       (311.5)
Plan assets at market value                    383.6         325.2
                                              -------       -------
Funded status                                   34.7          13.7
Unamortized initial asset                       (6.9)         (8.3)
Unrecognized gain                              (38.0)        (12.4)
Unrecognized prior service cost                 13.8          11.8
                                              -------       -------
Prepaid pension cost                      $      3.6   $       4.8
                                              =======       =======


Note 11 - Other Postretirement Benefits:

The Company provides certain retiree health care benefits covering a majority of U.S. salaried employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of credited service. The plans are contributory based on years of service, with contributions adjusted annually. Arvin generally does not pre-fund these benefits and has the right to modify or terminate certain of these plans in the future.

The components of postretirement medical expense are as follows:

                                 1997      1996      1995
                                  ----      ----      ----
Service cost                   $    .9   $   1.0   $    .9
Interest cost                      2.6       2.4       2.7
Other                              (.4)      (.4)      (.3)
                                  ----      ----      ----
Total cost                     $   3.1   $   3.0   $   3.3
                                  ====      ====      ====

The postretirement benefit obligation is comprised of the following components:

                                             1997     1996
                                              ----     ----
Retirees                                   $  20.2  $  19.0
Fully eligible active plan participants        3.2      2.7
Other active plan participants                14.3     14.2
                                              ----     ----
Total accumulated postretirement
 benefit obligation                           37.7     35.9
Unrecognized net actuarial gains               9.2      9.7
                                              ----     ----
Accrued postretirement
 benefit obligation                        $  46.9  $  45.6
                                              ====     ====

Future benefit costs were estimated assuming a medical inflation rate of nine percent in 1997 and eight percent in 1998, with the rate of medical inflation decreasing ratably over the next three years and then remaining at five percent. A one percent increase in this annual trend rate would have increased the accumulated postretirement benefit obligation at December 28, 1997 by 15.3 percent. The effect of this change on the aggregate of service and interest cost for 1997 would be an increase of 18.9 percent. The weighted average discount rate used to estimate the accumulated postretirement benefit obligation was 7.0 percent and
7.25 percent at year-end 1997 and 1996, respectively.

Certain of Arvin's non-U.S. subsidiaries provide limited non-pension benefits to retirees in addition to government sponsored programs. The cost of these programs is not significant to the Company. Most retirees outside the United States are covered by government sponsored and administered programs.


Note 12 - Employee Stock Plans:

Employee grant awards under the Company's stock benefit plan may include incentive and non-statutory stock options, stock appreciation rights, restricted shares and performance shares or units. The exercise price of each option is not less than the fair market value of Arvin's common stock on the date of the grant. At December 28, 1997 there were 190,011 options available for grant. Options granted generally vest one year from grant date and expire ten years from the grant date. Summarized stock option activity was as follows:

                                 1997        1996        1995
                              ----------  ----------  ----------
Options Outstanding at
 beginning of year             2,446,259   2,271,050   2,096,339
Granted                          456,859     401,609     325,450
Exercised                       (639,635)    (56,900)    (65,092)
Expired                         (204,150)   (169,500)    (85,647)
                              ----------  ----------  ----------
Outstanding at year-end        2,059,333   2,446,259   2,271,050
                              ==========  ==========  ==========
Exercisable at year-end        1,564,474   1,944,650   1,795,600
                              ==========  ==========  ==========

Weighted Average Option Prices per share
----------------------------------------
At beginning of year       $24.07    $25.07    $25.77
Granted                     30.94     20.49     18.56
Exercised                   22.01     17.37     16.47
Expired                     30.28     31.07     24.08
Outstanding at year-end     25.62     24.07     25.07
Exercisable at year-end    $23.70    $24.17    $25.48

The weighted average fair value of options granted was $6.90, $4.73 and $4.02 per share in 1997, 1996, and 1995, respectively. The fair value of each option was estimated on the date of the grant using the Black-Scholes option pricing model and the following weighted average assumptions for grants in 1997, 1996, and 1995, respectively: dividend yield of 2.6, 3.7 and 4.1 percent; expected volatility of 30.0, 27.8 and 27.8 percent; risk-free interest rates of 6.0, 6.4 and 5.7 percent; and expected lives of 3.0, 4.4 and 4.4 years.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recorded for stock options. If the Company had used a fair-value method of accounting for stock-based compensation cost, reported net income would have been $65.1, $45.3, and $17.2 million in 1997,
1996, and 1995, respectively.   Basic earnings per share would
have been $2.83, $2.02, and $.77 and diluted earnings per share would have been $2.78, $1.96, and $.77 for 1997, 1996, and 1995, respectively. Compensation cost for performance share plans, which is included in the consolidated statement of operations, was not material.

The following table reflects information about stock options outstanding at December 28, 1997.


                          Options Outstanding           Options Exercisable
                  ----------------------------------  -----------------------


                                Weighted-   Weighted-               Weighted-
                                 Average     Average                 Average
    Range of        Number     Contractual  Exercise      Number     Exercise
Exercise Prices   Outstanding     Life        Price    Exercisable    Price
----------------  -----------   ----------   --------   ----------  ---------
 $14.00 - $23.99      811,997   6.26 years     $20.36      811,997     $20.36
 $24.00 - $29.99      690,477   5.40 years      26.72      690,477      26.72
 $30.00 - $38.99      556,859   8.85 years      31.93       62,000      33.96

Employee Stock Benefit Trust (the Trust): In December 1996 Arvin established the Trust to satisfy future obligations arising under existing benefit plans, including stock plans, 401(k) plans, and other employee benefit plans as designated by the Company and to promote employee ownership in Arvin. In 1997 the Trust utilized $16.6 million of the common stock to satisfy those obligations.


Note 13 - Shareholders' Rights Plan:

Arvin enacted a preferred share purchase rights plan pursuant to a Rights Agreement dated May 29, 1986 ("the Rights Plan.") The
Rights Plan has been amended twice since 1986 and in 1996 the term of the Rights Plan was extended to June 13, 2006.

Under the Rights Plan, one preferred share purchase right ("Right") trades with each share of the Company's common stock. Each Right entitles its holder, until the earlier of June 13, 2006 or the redemption of the Rights, to purchase from the Company one one-hundredth of a share of Arvin's Series C Junior Participating Preferred Stock (the "Preferred Stock") at an exercise price of $90 per one one-hundredth share, subject to adjustment. The Rights are redeemable by the Board of Directors at $.10 per Right at any time prior to the acquisition by a person or group of beneficial ownership of 20 percent or more of the Company's common stock. The right to exercise the Rights terminates at the time the Board elects to redeem them. At no time do the Rights have any voting rights.

The Rights are not exercisable or transferable apart from the Company's common stock until the earlier of (i) ten days following a public announcement that a person or group has acquired beneficial ownership of 20 percent or more of the outstanding common stock or (ii) ten business days after commencement, or announcement of an intention to make a tender offer or exchange offer, which would result in a person or group beneficially owning 20 percent or more of the outstanding common stock. When exercisable, the holder of the Right (other than the person or group acquiring or attempting to acquire beneficial ownership of 20 percent or more of the Company's common stock) has the right to purchase, at the current exercise price of the Right, a number of shares of the Company's common stock having a market value equal to twice the current exercise price of the Right. If 20 percent or more (but less than 50 percent) of the common stock is acquired by a person or group, the Board of Directors may exchange each Right for one share of common stock.

The Rights have certain anti-takeover effects and may cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board. The 20 percent acquisition threshold can be reduced to 10 percent by the Board.

Note 14 - Business Segments:

Arvin is engaged in the manufacture and sale of automotive parts and other products and services, primarily in the United States and Europe.
                                                1997        1996        1995
                                              --------    --------    --------
Net Sales:
  Automotive Original Equipment             $  1,622.1  $  1,549.5  $  1,337.2
  Automotive Replacement                         726.9       663.2       629.2
                                              --------    --------    --------
    Total net sales                         $  2,349.0  $  2,212.7  $  1,966.4


Operating Income from Continuing
Operations:
  Automotive Original Equipment             $     92.5  $     71.6  $     67.8
  Automotive Replacement                          74.7        48.5        31.7
                                              --------    --------    --------
    Operating income by segment                  167.2       120.1        99.5
Less:
  Expenses unrelated to segments, net              9.7        10.4        15.4
  Capital transactions unrelated to                1.1       (10.8)        ---
segments
  Corporate general and administrative            19.0        17.6        12.2
  Interest expense                                39.5        38.8        42.5
                                              --------    --------    --------
    Earnings from continuing operations
      before income taxes                   $     97.9  $     64.1  $     29.4
                                              ========    ========    ========
Identifiable assets:
    Automotive Original Equipment           $    849.1  $    799.8  $    711.4
    Automotive Replacement                       396.7       349.8       326.7
                                              --------    --------    --------
      Total identifiable assets                1,245.8     1,149.6     1,038.1
    General Corporate (1)                        201.3       158.2       180.5
                                              --------    --------    --------
      Total assets                          $  1,447.1  $  1,307.8  $  1,218.6
                                              ========    ========    ========

Depreciation and amortization:
    Automotive Original Equipment           $     65.1  $     61.9  $     53.0
    Automotive Replacement                        19.8        17.2        19.1
    General Corporate and Discontinued
     Operations                                     .7          .6         2.8
                                              --------    --------    --------
      Total depreciation and amortization   $     85.6  $     79.7  $     74.9
                                              ========    ========    ========

Additions to property, plant and
equipment:
    Automotive Original Equipment           $     84.5  $     66.1  $     79.3
    Automotive Replacement                        11.8        11.8        19.2
    General Corporate and Discontinued
     Operations                                     .6         1.2         2.0
                                              --------    --------    --------
      Total capital additions               $     96.9  $     79.1  $    100.5
                                              ========    ========    ========
1 Consists primarily of cash and cash equivalents, prepaid expenses and non-current assets.

Graphic Table - Bar-graph indicating sales in the United States,
Europe and Other, respectively, for the following years, in
millions:
   1997    $1,263.7, $844.6 and $240.7
   1996    $1,233.1, $759.9 and $219.7
   1995    $1,129.4, $635.0 and $202.0

Sales exported out of the United States and sales between business segments (affiliated customers) were not significant and are thus not separately reported. Information on the Company's geographic areas is as follows:

                                      1997          1996         1995
                                      -------      -------      -------
Net sales:
  United States                   $   1,263.7  $   1,233.1  $   1,129.4
  Europe                                844.6        759.9        635.0
  Other                                 240.7        219.7        202.0
                                      -------      -------      -------
     Total net sales              $   2,349.0  $   2,212.7  $   1,966.4
                                      =======      =======      =======

Operating Income:
  United States                   $      83.0  $      50.0  $      44.6
  Europe                                 56.1         50.5         39.8
  Other                                  28.1         19.6         15.1
                                      -------      -------      -------
     Total operating income       $     167.2  $     120.1  $      99.5
                                      =======      =======      =======

Identifiable assets:
  United States                   $     579.9  $     561.5  $     506.8
  Europe                                591.4        528.8        470.8
  Other                                  74.5         59.3         60.5
                                      -------      -------      -------
    Total identifiable assets     $   1,245.8  $   1,149.6  $   1,038.1
                                      =======      =======      =======


Sales to three customers, primarily in the Automotive Original
Equipment segment, exceeded 10 percent of total net sales in 1997, 1996 or 1995. Sales to those customers were as follows:

                      1997              1996               1995
                ---------------    ---------------    --------------
                            % of               % of             % of
                   Amount  Sales    Amount    Sales   Amount   Sales
                --------   -----   --------   -----  --------  -----

Customer one    $  432.1    18.4% $  423.1    19.1%  $ 379.4    19.3%
Customer two       295.8    12.6%    286.8    13.0%    243.3    12.4%
Customer three     217.9     9.3%    226.2    10.2%    179.3     9.1%
                   -----    -----    -----    -----    -----    -----
                $  945.8    40.3% $  936.1    42.3%  $ 802.0    40.8%
                   =====    =====    =====    =====    =====    =====

                Report of Independent Accountants



To the Shareholders and
Board of Directors of
Arvin Industries, Inc.



In our opinion, the accompanying consolidated statements listed in the accompanying index present fairly, in all material respects, the financial position of Arvin Industries, Inc. and its subsidiaries at December 28, 1997 and December 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






Price Waterhouse LLP
Indianapolis, Indiana
January 24, 1998

Arvin Industries, Inc.
Schedule II
Valuation and Qualifying Accounts
(Dollars in millions)

                                   Balance at Additions  Charged to    Deductions Balance at
                                   Beginning  Charged to   Other          from      End of
 Description                        of Year     Income    Accounts      Reserves     Year
------------                        -------     ------   ---------      --------  ---------

Year ended December 28, 1997
-----------------------------
Allowance for doubtful accounts    $  6.7     $   .5    $    .8 (6)(1) $  2.4 (2) $  5.6
Accumulated amortization of
  goodwill                         $ 32.3     $  5.9    $  (1.7)(1)    $   --     $ 36.5
Valuation allowance for deferred
  tax assets                       $ 16.0     $   --    $   5.7 (6)(1) $  8.7 (5) $ 13.0

Year ended December 29, 1996
-----------------------------
Allowance for doubtful accounts    $  4.2     $  5.5    $    .1 (1)    $  3.1 (2) $  6.7
Accumulated amortization of
  goodwill                         $ 31.3     $  5.1    $   1.6 (1)    $  2.5 (4) $ 32.3
Valuation allowance for deferred
  tax assets                       $ 21.8     $  2.0    $    --        $  7.8 (5) $ 16.0

Year ended December 31, 1995
-----------------------------
Allowance for doubtful accounts    $  3.8     $  2.5    $    .1 (1)    $  2.2 (2) $  4.2
Accumulated amortization of
  goodwill                         $ 26.6     $  4.7    $    --        $   --     $ 31.3
Valuation allowance for deferred
  tax assets                       $  9.5     $ 13.8    $    --        $  1.5     $ 21.8

                      (1)  Includes translation adjustment.
  (2)  Includes accounts charged off, net of recoveries and
                              reclassification of reserves.
        (3)  Includes fully amortized goodwill written off.
                           (4)  Includes reclassifications.
           (5)  Principally the utilization of capital loss
                                             carryforwards.
                               (6)  Result of acquisitions.

             QUARTERLY FINANCIAL DATA (UNAUDITED)
  (Dollars in millions, except per share amounts)
                       1st Quarter     2nd Quarter    3rd Quarter    4th Quarter
                       ------------    ------------   ------------   ------------


                         1997    1996  1997     1996  1997    1996     1997    1996
                        -----   -----  -----   -----  -----   -----   -----   -----
Net sales             $ 564.0 $ 511.6 $ 632.5 $ 583.3 $ 554.0 $ 557.1 $ 598.5 $ 560.7

Gross profit             72.7    61.6    93.3    78.6    80.3    70.9    87.8    61.4

Earnings
---------
Continuing operations    13.0     5.9    21.1    14.1    13.6     8.3    17.3    18.8
Net                      13.0     5.9    21.1    14.1    15.2     8.3    17.3    18.8

Earnings per
 common share

Basic:
------
Continuing operations $   .57 $   .26 $  .92  $  .63  $ .59   $ .37   $ .74   $ .83
Net                       .57     .26    .92     .63    .66     .37     .74     .83

Diluted:
--------
Continuing operations     .57     .26    .91     .60    .58     .37     .72     .80
Net                       .57     .26    .91     .60    .65     .37     .72     .80


Note 1: First quarter 1997 earnings from continuing operations includes $2.2 million for net gain on capital transactions. Earnings from continuing operations for 1997 also includes special charges and credits, net of $1.5, $1.5 and $3.2 million in quarters two, three and four, respectively.
Note 2: Earnings from continuing operations for the fourth quarter 1996 includes $10.8 million for net gain on capital transactions. Earnings from continuing operations for 1996 also includes special charges and credits, net of $.3, ($.7), $6.2 and ($.8) million in quarters one, two, three and four, respectively.

Item 9. Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure
        ---------------------------------------------

None.

                            Part III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

Information regarding Directors of the Registrant is contained in the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 16, 1998, under the captions "Election of Directors" and "Compliance with Forms 3, 4 and 5 Reporting Requirements", and is incorporated herein by reference.

Item 11. Executive Compensation
         ----------------------

This information is contained in the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 16, 1998 under the caption "Executive Compensation" (exclusive of the portion under the subcaption "Report of the Human Resources Committee on Executive Compensation") and is incorporated herein by reference.


Item 12. Security Ownership of Certain
          Beneficial Owners and Management
         ---------------------------------

This information is contained in the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 16, 1998 under the captions "Certain Beneficial
Owners" and "Election of Directors" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

None

                             Part IV

Item 14. Exhibits, Financial Statement Schedules
          and Reports on Form 8-K
         ---------------------------------------

(a) (1) Financial Statements
The following financial statements are filed as part of this
report   See index to Consolidated Financial Statements in Item
8.

    Consolidated Statement of Operations for each of the three years in the period ended December 28, 1997

    Consolidated Statement of Financial Condition at
       December 28, 1997 and December 29, 1996

    Consolidated Statement of Shareholders' Equity for each of the three years in the period ended December 28, 1997

    Consolidated Statement of Cash Flows for each of the three years in the period ended December 28, 1997

    Notes to Consolidated Financial Statements

    Report of Independent Accountants

 (a)  (2) Financial Statement Schedules

Financial Statement Schedules:
    For each of the three years in the period ended December
28,1997
        II  Valuation and Qualifying Accounts

The registrant's Consolidated Financial Statement schedules are included in Item 8 herein.

 (a)  (3) Exhibits

The exhibits filed as a part of this Annual Report on Form 10-K are:

Exhibit                                    Incorporated Herein By
Number   Exhibit                           Reference as Filed With
-------  -------------------------------   --------------------------
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

 4(B)    Indenture dated July 3, 1990      Registration Statement No.33-
         relating to Debt Securities of    34818 as Exhibit 4(a)
         Arvin Overseas Finance B.V.,
         unconditionally guaranteed by
         Arvin
         Industries, Inc.

 4c      Indenture dated July 3, 1990      Registration Statement No.33-
         relating to Senior Debt           53087 as Exhibit 4-4
         Securities.

 4(D)    Rights Agreement, as amended      Form 8-K dated May 10, 1996
                                           Form 8-K dated June 16, 1986
                                           Form 8-K dated February 28,
                                           1989
                                           Form 10-Q for the third
                                           quarter ended 10-2-94 as
                                           Exhibit 4

 4(E) Amended and Restated Declaration Form 8-K dated February 10, of Trust dated as of January 28, 1997 as Exhibit 4.3
         1997 relating to 9.5 percent
         Capital Securities of Arvin
         Capital I, guaranteed by Arvin
         Industries, Inc.

 4(F)    Indenture dated as of January     Registration Statement No.
         28, 1997 relating to 9.5 percent 333-18521 as Exhibit 4.4 Junior Subordinated Deferrable
         Interest Debentures due 2027,
         held by Arvin Capital I

 4(G)    First Supplemental Indenture      Form 8-K dated February 10,
         dated as of January 28, 1997      1997 as Exhibit 4.5
         relating to 9.5 percent Junior
         Subordinated Deferrable Interest
         Debentures due 2027, held by
         Arvin Capital I

 4(H)    Capital Securities Guarantee      Registration Statement No.
         Agreement dated as of January     333-18521 as Exhibit 4.7
         28, 1997 relating to the 9.5
         percent Capital Securities of
         Arvin Capital I, guaranteed by
         Arvin Industries, Inc.

10(A) *  1978 Stock Option Plan for        1980 Form 10-K as Exhibit
         Officers and Key                  10(A)
         Employees
         -Amendments                       1982 Form 10-K as Exhibit
                                           10(A),  Form 10-Q for the
                                           first quarter ended 4-1-84
                                           as Exhibit 10(A), Form 10-Q
                                           for the first quarter ended
                                           4-5-87 as Exhibit 10(A)

10(B) *  Management Incentive Plans        filed herewith as Exhibit
                                           10(B)

10(C) *  Employment Agreement with Byron   Form 10-Q for the third
         O. Pond                           quarter ended 10-4-93 as
         dated October 31, 1993            Exhibit 10(F)

10(D) *  Unfunded Deferred Compensation    1982 Form 10-K as Exhibit
         Plan for                          10(D)
         Directors

10(E) *  1988 Arvin Industries, Inc.       1991 Form 10-K as Exhibit
         Stock Benefit Plan                10(E)
         -Amendments                       Form 10-Q/A for the quarter
                                           ended July 4, 1993 as
                                           Exhibit 10(E)

10(F)    Employee Stock Benefit Trust      Form 8-K dated January 20,
         effective as of December 20,      1997 as Exhibit 99.1
         1996 relating to The Arvin
         Industries, Inc. Employee Stock
         Benefit Trust

10(G)    Common Stock Purchase Agreement   Form 8-K dated January 20,
         dated December 20, 1996 relating 1997 as Exhibit 99.2 to The Arvin Industries, Inc.
         Employee Stock Benefit Trust

10(H)*   Deferred Compensation Plan,       filed herewith as Exhibit
         amended and restated effective    10(H)
         January 1, 1997

10(I)*   Form of Change of Control         filed herewith as Exhibit
         Agreement                         10(I)

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

None.

                           Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.





                         Arvin Industries, Inc.




                     by: /s/ R. A. Smith
                         _____________________________________
                         R. A. Smith
                         Vice President-Finance & Chief
                          Financial Officer




                     by: /s/ W. M. Lowe, Jr.
                         ____________________________________
                         W. M. Lowe, Jr.
                         Controller & Chief Accounting Officer



Date:  March 13, 1998

The signatures that follow constitute a majority of the Board of Directors of the Registrant.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ B. O. Pond                               March 12, 1998
-------------------------------              --------------
B. O. Pond
Chairman of the Board of
Directors
and Chief Executive Officer

/s/ J. K. Baker                              March 12, 1998
-------------------------------              --------------
J. K. Baker
Vice-Chairman of the Board of
Directors

/s/ V. W. Hunt                               March 12, 1998
-------------------------------              --------------
V. W. Hunt
President, Chief Operating
Officer and Director

/s/ R. A. Smith                              March 12, 1998
-------------------------------              --------------
R. A. Smith
Vice President-Finance, Chief
Financial Officer
and Director

/s/ I. W. Gorr                               March 12, 1998
-------------------------------              --------------
I. W. Gorr
Director

/s/ F. R. Meyer                              March 12, 1998
-------------------------------              --------------
F. R. Meyer
Director

/s/ A. R. Velasquez                         March 12, 1998
-------------------------------              --------------
A. R. Velasquez
Director

/s/ J. P. Allen                              March 12, 1998
-------------------------------              --------------
J. P. Allen
Director

/s/ S. C. Beering                            March 12, 1998
-------------------------------              --------------
S. C. Beering
Director

/s/ J. P. Flannery                           March 12, 1998
-------------------------------              --------------
J. P. Flannery
Director

/s/ William D. George, Jr.                   March 12, 1998
-------------------------------              --------------
William D. George, Jr.
Director

/s/ R. W. Hanselman                          March 12, 1998
-------------------------------              --------------
R. W. Hanselman
Director

/s/ D. J. Kacek                              March 12, 1998
-------------------------------              --------------
D. J. Kacek
Director