Form 10-Q
period 1998-03-29
ARVIN INDUSTRIES INC
filed 1998-05-01
CIK 7636

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                            FORM 10-Q

Mark one
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended March 29, 1998 or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  Commission File Number 1-302
                                         -----


                     ARVIN INDUSTRIES, INC.
                     ----------------------
     (Exact name of registrant as specified in its charter)

             Indiana                       35-0550190
           ----------                     -------------
 (State or other jurisdiction of        (I.R.S. Employer
 incorporation  or organization)       Identification No.)


   One Noblitt Plaza, Box 3000
          Columbus, IN                     47202-3000
--------------------------------         --------------
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

As of March 29, 1998, the Registrant had outstanding 24,549,808
Common Shares (including employee stock benefit trust shares and excluding treasury shares), $2.50 par value.

                        Table of Contents
                      --------------------




Part I.  Financial Information                           Page
---------------------------------                         No.
Item 1.    Financial Statements

       Consolidated Statement of Operations for the
        Three Months Ended March 29, 1998 and
        March 30, 1997                                      3

       Consolidated Statement of Financial Condition
        at March 29, 1998 and December 28, 1997             4

       Consolidated Statement of Cash Flows for the
        Three Months Ended March 29, 1998 and
        March 30, 1997                                      5

       Condensed Notes to Consolidated Financial
        Statements                                          6

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                      9


Part II. Other Information
-----------------------------
Item 6.    Exhibits and Reports on Form 8K                 11

               Part I
Item 1:  Financial Statements

       Arvin Industries, Inc.
Consolidated Statement of Operations
(Dollars in millions, except per share amounts)
              Unaudited
                                                   Three Months Ended
                                                   ----------------------
                                                   March 29,     March 30,
                                                     1998          1997
                                                   -------       -------
Net Sales                                        $   593.4     $   564.0
Costs and Expenses:
  Cost of goods sold                                 512.5         491.3
  Selling, operating general and administrative       44.3          36.6
  Corporate general and administrative                 4.3           5.8
  Interest expense                                     8.7           9.6
  Other expense, net                                   2.7           1.7
                                                   -------       -------
                                                     572.5         545.0
                                                   -------       -------

Earnings Before Income Taxes                          20.9          19.0
  Income taxes                                        (7.6)         (5.7)
  Minority share of income                             (.3)         (1.7)
  Equity income of affiliates                           .5           1.4
                                                   -------       -------
Net Earnings                                     $    13.5     $    13.0
                                                   =======       =======

Earnings Per Common Share
  Basic                                          $     .57     $     .57
  Diluted                                        $     .56     $     .57

Average Common Shares Outstanding (000's)
  Basic                                             23,530        22,655
  Diluted                                           24,089        22,836

Dividends Per Common Share                       $     .20     $     .19

See notes to consolidated financial statements.


       Arvin Industries, Inc.
Consolidated Statement of Financial Condition
(Dollars in millions, except per share amounts)
              Unaudited
                                                     As of           As of
                                                    3/29/98         12/28/97
                                                   ---------       ---------
Assets
------
Current Assets:
  Cash and cash equivalents                      $     108.1     $     108.9
  Receivables, net of allowances of $5.7 at
   March 29, 1998 and $5.6 at December 28, 1997        457.2           354.6
  Inventories                                          124.9           124.5
  Other current assets                                  85.2            81.4
                                                   ---------       ---------
    Total current assets                               775.4           669.4
                                                   ---------       ---------
Non-Current Assets:
  Property, plant and equipment:
   Land, buildings, machinery & equipment            1,137.0         1,133.5
    Less accumulated depreciation                      644.5           632.1
                                                   ---------       ---------
                                                       492.5           501.4
  Goodwill, net of amortization of $37.5 at
  March 29, 1997 and $36.5 at December 28, 1997        165.1           165.9
  Investment in affiliates                              53.0            53.9
  Other assets                                          55.6            56.5
                                                   ---------       ---------
     Total non-current assets                          766.2           777.7
                                                   ---------       ---------
                                                 $   1,541.6     $   1,447.1
                                                   =========       =========
Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities:
  Short-term debt                                $      35.3     $      55.6
  Accounts payable                                     317.3           303.3
  Employee related costs                                52.8            57.6
  Accrued expenses                                     108.9           104.7
                                                   ---------       ---------
    Total current liabilities                          514.3           521.2
                                                   ---------       ---------
Long-term employee benefits                             67.2            66.7
Other long-term liabilities                             40.5            40.4
Long-term debt                                         320.6           222.3
Minority interest                                        5.8            12.4
Company-obligated mandatorily redeemable
  preferred capital securities of
  subsidiary trust holding solely
  subordinated debentures of the company                98.9            98.9
Shareholders' Equity:
  Common shares ($2.50 par value)                       65.6            65.6
  Capital in excess of par value                       249.5           248.8
  Retained earnings                                    283.9           275.1
  Cumulative translation adjustment                    (46.1)          (41.8)
  Employee stock benefit trust                         (21.5)          (25.6)
  Common shares held in treasury (at cost)             (37.1)          (36.9)
                                                   ---------       ---------
    Total shareholders' equity                         494.3           485.2
                                                   ---------       ---------
                                                 $   1,541.6     $   1,447.1
                                                   =========       =========

See notes to consolidated financial statements.

             Arvin Industries, Inc.
       Consolidated Statement of Cash Flows
              (Dollars in millions)
                    Unaudited
                                                     Three Months Ended
                                                     ------------------
                                                     March 29, March 30,
                                                      1998     1997 (1)
                                                      -----     -----
Operating Activities:
 Net earnings                                      $   13.5  $   13.0
 Adjustments to reconcile net earnings to
  net cash used for operating activities:
   Depreciation                                        20.9      21.0
   Amortization                                         1.5       1.6
   Minority interest                                     .3       1.7
   Other                                                5.7        .2
   Changes in operating assets and liabilities:
     Receivables                                      (67.2)    (48.9)
     Inventories and other current assets              (6.2)      1.0
     Accounts payable                                  18.2      11.6
     Other accrued expenses                            (5.0)      3.1
     Income taxes payable and deferred taxes            5.6      (9.4)
                                                      -----     -----
         Net Cash Used for Operating Activities       (12.7)     (5.1)
                                                      -----     -----
Investing Activities:
   Purchase of property, plant and equipment          (17.1)    (15.8)
   Proceeds from sale of property, plant
     and equipment                                      1.0       2.3
   Investments in affiliates                            (.3)     (7.0)
   Business acquisitions, net of cash acquired         (8.7)     (1.8)
   Cash proceeds from sale of business, net
        of cash balance of business sold                 --       3.2
   Other                                                1.3      11.3
                                                      -----     -----
         Net Cash Used for Investing Activities       (23.8)     (7.8)
                                                      -----     -----
Financing Activities:
   Change in short-term debt, net                       (.9)    (42.5)
   Proceeds from long-term borrowings                  99.9      99.5
   Principal payments on long-term debt               (20.4)     (2.3)
   Trade receivable financing                         (40.0)       --
   Dividends paid                                      (4.7)     (4.9)
   Other                                                2.7      (4.2)
                                                      -----     -----
         Net Cash Provided by Financing Activities     36.6      45.6
                                                      -----     -----
Cash and Cash Equivalents:
   Effect of exchange rate changes on cash              (.9)      (.9)
                                                      -----     -----
   Net increase (decrease)                              (.8)     31.8
   Beginning of the year                              108.9      39.4
                                                      -----     -----
         End of the period                         $  108.1  $   71.2
                                                      =====     =====

(1) Certain amounts have been reclassified to conform with current year presentation.

See notes to consolidated financial statements.

ARVIN INDUSTRIES, INC.
-------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------

Note 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto appearing in the Company's annual report on Form 10-K for the year ended December 28, 1997.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods reported have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three months ended March 29, 1998 are not necessarily indicative of the results to be expected for the full year ending January 3, 1999.

Note 2. Basic earnings per share are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share are based on the weighted average number of common and common equivalent shares (principally stock option related) outstanding during the period. There were options outstanding as of March 29, 1998 and March 30, 1997 which had a dilutive effect of 559,000 and 181,000 common shares, respectively. Arvin has adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share" and has restated prior period earnings per share accordingly.

Note 3. The Company and its consolidated subsidiaries are defending various environmental claims and legal actions that arise in the normal course of business or from previously owned businesses. Where reasonable estimates of environmental liabilities are possible, Arvin has provided for the undiscounted costs of study, cleanup, remediation, and certain other costs, taking into account, as applicable, available information regarding site conditions, potential cleanup methods and the extent to which other parties can be expected to bear those costs. Management regularly reviews pending environmental and legal proceedings with its legal counsel and adjusts its accruals to reflect the current best estimate of its exposure. Where no best estimate is determinable, the Company has accrued for the minimum amount of the most probable range of its liability.
Given the inherent uncertainties in evaluating legal and environmental exposures, actual costs to be incurred in future periods may vary from the currently recorded estimates. Arvin expects that any sum it may be required to pay in connection with legal and environmental matters in excess of the amounts recorded will not have a material adverse effect on its results of operations, cash flows or financial condition.

Note 4. On March 23, 1998 Arvin issued $100 million of 6.75 percent notes, maturing on March 15, 2008. Proceeds from this issue were or will be used for the repayment of $45 million of
9.8 to 9.98 percent medium-term notes due in 1998 and for general corporate purposes, including working capital and capital expenditures.

Note 5. Comprehensive income (loss) for the first quarter of 1998 and 1997 of $9.2 and $(3.0) million, respectively, includes reported net income adjusted by the non-cash effect of changes in the cumulative translation adjustment.

Note 6. The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," at the beginning of fiscal 1998. Following the provisions of SFAS 131, Arvin is reporting segment sales and operating income in the same format reviewed by the Company's management (the "management approach"). Arvin has two reportable segments: Original Equipment ("OE") and Replacement. The OE segment is comprised of those business units that deal primarily with Original Equipment Manufacturers ("OEM's"). Business units in the OE segment also provide the OEM's with replacement parts, either as dealer service parts or as part of manufacturers' recall or warranty programs, which typically accounts for 5 -10 percent of OE segment sales. The Replacement segment is comprised of those business units that deal primarily with Replacement customers, including wholesale distributors, retailers, and installers. Sales and operating income from business units whose primary focus is other than the manufacturing of automotive exhaust, ride, or motion control products are reported as Other. There was no change in the Company's reported sales as a result of the restatement of prior results for SFAS 131. Operating income, reported under the management approach, includes the gains and losses reported by the Company's equity subsidiaries.

Segment Information
(Dollars in millions)


                                       3/29/98   3/30/97
                                       -------   -------
Net Sales:
----------
Original equipment                   $   407.0 $   401.5
Replacement                              160.2     138.0
Other                                     26.2      24.5
                                       -------   -------
  Net sales                          $   593.4 $   564.0
                                       =======   =======
Operating Income:
------------------
Original equipment                   $    22.2 $    21.2
Replacement                               13.5       9.9
Other                                     (2.3)      5.5
                                       -------   -------
 Operating income                         33.4      36.6
Less equity income of affiliates           (.5)     (1.4)
Interest expense                          (8.7)     (9.6)
Corporate general and                     (4.3)     (5.8)
administrative
Other income (expense)                     1.0       (.8)
                                       -------   -------
     Earnings before income taxes    $    20.9 $    19.0
                                       =======   =======




                                       3/29/98    12/28/97
                                       --------   --------
Assets:
---------
Original equipment                   $    796.8 $    763.3
Replacement                               330.0      307.9
Other                                      52.5       55.5
                                       --------   --------
     Total operating assets             1,179.3    1,126.7
Corporate and other                       362.3      320.4
                                       --------   --------
     Total assets                    $  1,541.6 $  1,447.1
                                       ========   ========

Item 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

Financial Review

(Dollar amounts in tables in millions)


Overview of Results of Operations
                           First Quarter     First Quarter
Net Sales by Segment            1998             1997
---------------------      --------------   --------------
Original Equipment         $407.0     69%   $401.5      71%
Replacement                 160.2     27     138.0      25
Other                        26.2      4      24.5       4
                           ------    ----   ------    -----
   Total                   $593.4    100%   $564.0     100%
                           ======    ====   ======    =====

Operating Income by        First Quarter     First Quarter
 Segment                        1998             1997
------------------------- ---------------    -------------
Original Equipment          $22.2      66%    $21.2     58%
Replacement                  13.5      40       9.9     27
Other                        (2.3)     (6)      5.5     15
                           ------     ----   ------    ----
   Total                    $33.4     100%    $36.6    100%
                           ======     ====   ======    ====

Automotive Original Equipment ("OE"): Sales in the OE segment of $407.0 million for the quarter ended March 29, 1998 were one percent higher than OE sales for the same quarter of 1997.
Market forces in the Company's primary markets of Europe and North America were mixed. In the U.S. and Canada, car and light truck production decreased three percent from the first quarter of 1997. New car registrations in Europe improved 12 percent as compared to the first quarter of 1997. Increased volume in ongoing operations provided $15.5 million of additional sales. The negative effect of a strong dollar on the translation of the Company's non-U.S. OE sales was $11.7 million. Consolidated OE sales increased four percent on a constant dollar basis.
Improved product mix and the effect of prior year business acquisitions offset selective price concessions, which averaged less than one percent of OE sales.

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

OE operating income increased $1.0 million or five percent for the quarter. The 1997 first quarter operating income included $1.1 million of non-recurring charges. Foreign currency translation was a modest negative factor in the first quarter of 1998.

Automotive Replacement ("Replacement"): Sales in the replacement segment of $160.2 million for the quarter ended March 29, 1998 increased 16 percent over the first quarter of 1997. The Company's 1997 acquisition of a controlling interest in TESH accounted for 80 percent of the sales increase. The remaining increase in sales was primarily a result of pricing.

Operating income for the replacement market increased $3.6 million during the quarter to $13.5 million. The increase was primarily the result of improved pricing. Reduced costs to obtain new business also contributed to the current quarter's increase. Material price decreases offset labor inflation. The strong U.S. dollar had little impact on the results of the Replacement segment.

Other: Other sales increased $1.7 million as a result of favorable mix. Operating income decreased $7.8 million. The decrease was primarily related to non-recurring gains recorded in 1997 related to the sale of certain leased assets and an increase in current year reserves for environmental issues related to properties formerly held under lease.

Corporate General and Administrative expenses decreased $1.5 million in the first quarter of 1998. The decrease was primarily attributable to expenditures for employee costs and professional services.

Interest Expense decreased 9 percent in the first quarter of 1998, when compared to the first quarter of 1997, as a result of a lower average interest rate and lower average outstanding interest-bearing liabilities.

Other Expense, net increased $1.0 million in the first quarter 1998. A $2.8 million increase in environmental and legal reserves in 1998 and a first quarter 1997 gain on capital transactions of $2.2 million were offset by a variety of insignificant items.

Financial Condition

Liquidity: During the first quarter of 1998, accounts receivable increased by approximately 29 percent and accounts payable increased five percent. The seasonal increase in March over December sales, coupled with a $40 million reduction of trade receivable financing, accounted for the increases.

Key elements of the Consolidated Statement of Cash Flows were:

                                      First quarter

                                       1998    1997
                                      -----    -----
Net Cash Used for Operating
  Activities                          (12.7)   (5.1)
Net Cash Used for Investing
  Activities                          (23.8)   (7.8)
Net Cash Provided by Financing
  Activities                           36.6    45.6

Investing cash flows include $8.7 million for the purchase of the remaining shares of Autocomponents and Way Assauto in the first quarter of 1998. Arvin expects to further invest in the Company's German OE affiliate during 1998. Such investment is expected to be funded from cash on hand and internally generated funds.

Financing cash flows include $99 million proceeds from 6.75 percent Notes due in 2008, $20 million of which was used for debt retirement as more fully described in Note 4 to the Consolidated Financial Statements. Financing cash flows also include Arvin's quarterly dividend to shareholders, which was increased five percent during 1997 from 19 cents to 20 cents.

Capital Resources: Based on the Company's projected cash flow from operations and existing investments and financing credit facility arrangements, management believes that sufficient liquidity is available to meet anticipated capital and dividend requirements over the foreseeable future.

The Company expects increased levels of capital expenditures in 1998 to support new business requirements and process improvements. Planned capital expenditures for 1998 are adequate for normal growth and replacement and are consistent with projections for future sales and earnings. Near-term expenditures are expected to be funded from cash on hand and internally generated funds.

Hedging: The Company uses derivative financial instruments from time-to-time to hedge certain financial and operating transactions denominated in currencies other than functional currencies. The Company believes that adequate controls are in place to monitor these activities which are not financially material.

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

Certain information and statements included or implied are forward looking and involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these statements. These forward-looking statements are identified by their use of terms and phrases such as "expected," "expect," "should," "estimated earnings," "anticipate," and "believe." Information about potential factors identified by the Company which would affect the actual financial results are included in the Company's Form 8-K, filed January 3, 1997 with the SEC.


                             Part II


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
a.   Exhibits
-------------

11  Computation of Earnings Per Share  filed herewith as Exhibit 11
27  Financial Data Schedule            filed herewith as Exhibit 27



b.   Reports Filed on Form 8-K
------------------------------
Current report on Form 8-K dated March 18, 1998
Items 5 and 7 reported
The Registrant filed with the Securities and Exchange Commission a Prospectus Supplement and related Prospectus dated March 18, 1998 regarding an offering of $100,000,000 of its 6.75 percent Notes due March 15, 2008 that have been registered under the Securities Act of 1933 on Form S-3 (No. 33-53087). A copy of the form of 6.75 percent Notes due March 15, 2008 is attached to the above mentioned 8-K as Exhibit 4. The terms of the offering of such 6.75 percent Notes due March 15, 2008 were established in an Underwriting Agreement, dated March 18, 1998, among the Registrant, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc. (the "Underwriting Agreement"). A copy of the Underwriting Agreement is attached to the above mentioned 8-K as Exhibit 1.

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




                by:     /s/ William M. Lowe, Jr.
                         ____________________________________
                         William M. Lowe, Jr.
                         Vice President-Financial Operations
                           (Chief Accounting Officer)



Date:  May 1, 1998