Form 10-Q
period 1998-06-30
ARVIN INDUSTRIES INC
filed 1998-07-31
CIK 7636

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q

Mark one
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 28, 1998 or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                Commission File Number 1-302
                                       ------

                   ARVIN INDUSTRIES, INC.
                   ----------------------

   (Exact name of registrant as specified in its charter)

             Indiana                       35-0550190
             -------                       ----------
 (State or other jurisdiction of        (I.R.S. Employer
                                       Identification No.)
 incorporation  or organization)


   One Noblitt Plaza, Box 3000
   ---------------------------
          Columbus, IN                     47202-3000
          ------------                     ----------
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

As of June 28, 1998, the Registrant had outstanding
24,529,879 Common Shares (including employee stock benefit trust shares and excluding treasury shares), $2.50 par value.

                      Table of Contents
                      -----------------


Part I.  Financial Information                           Page
------------------------------                            No.

Item 1.    Financial Statements

       Consolidated Statement of Operations for the
        Three Months and Six Months Ended June 28, 1998
        and June 29, 1997                                   3

       Consolidated Statement of Financial Condition at
        June 28, 1998 and December 28, 1997                 4

       Consolidated Statement of Cash Flows for the Six
        Months Ended June 28, 1998 and June 29, 1997        5

       Condensed Notes to Consolidated Financial
        Statements                                          6

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                     10


Part II. Other Information
--------------------------
Item 4.    Submission of Matters to a Vote of Security
            Holders                                        16
Item 6.    Exhibits and Reports on Form 8K                 16

                           Part I


               Part I
Item 1:  Financial Statements

      Arvin Industries, Inc.
Consolidated Statement of Operations
(Dollars in millions, except per share amounts)
             Unaudited


                                         Three Months Ended  Six Months Ended
                                         ------------------- ------------------
                                         June 28,  June 29,  June 28,  June 29,
                                           1998      1997      1998      1997
                                         --------  --------  --------  --------
Net Sales                               $   643.3 $   632.5 $ 1,236.7 $ 1,196.5
Costs and Expenses:
 Cost of goods sold                         538.7     539.2   1,051.2   1,030.5
 Selling, operating general
  and administrative                         46.9      43.2      91.2      79.8
 Corporate general and administrative         6.2       5.1      10.5      10.9
 Interest expense                             9.2       9.9      17.9      19.5
 Other expense, net                           3.4       2.6       6.1       4.3
                                          -------   -------   -------   -------
                                            604.4     600.0   1,176.9   1,145.0
                                          -------   -------   -------   -------

Earnings Before Income Taxes                 38.9      32.5      59.8      51.5
 Income taxes                               (12.2)    (11.9)    (19.8)    (17.6)
 Minority share of income                     (.6)     (1.2)      (.9)     (2.9)
 Equity income of affiliates                  1.6       1.7       2.1       3.1
                                          -------   -------   -------   -------
Net Earnings                            $    27.7 $    21.1 $    41.2 $    34.1
                                          =======   =======   =======   =======

Earnings Per Common Share
  Basic                                 $    1.16 $     .92 $    1.74 $    1.50
  Diluted                               $    1.14 $     .91 $    1.71 $    1.48

Average Common Shares Outstanding (000's)
  Basic                                    23,787    22,821    23,658    22,738
  Diluted                                  24,217    23,133    24,099    22,984

Dividends Declared per Common Share     $     .20 $     .19 $     .40 $     .38

See notes to consolidated financial statements.

       Arvin Industries, Inc.
Consolidated Statement of Financial Condition
(Dollars in millions, except per share amounts)
              Unaudited
                                                     As of          As of
Assets                                              6/28/98        12/28/97
------                                             --------       ---------
Current Assets:
  Cash and cash equivalents                      $    137.2     $     108.9
  Receivables, net of allowances of $6.1 as of
    June 28, 1998 and $5.6 as of December 28, 1997    446.3           354.6
  Inventories                                         134.5           124.5
  Other current assets                                 85.1            81.4
                                                   --------       ---------
    Total current assets                              803.1           669.4
                                                   --------       ---------
Non-Current Assets:
  Property, plant and equipment:
   Land, buildings, machinery & equipment           1,161.3         1,133.5
    Less: Allowance for depreciation                  665.5           632.1
                                                   --------       ---------
                                                      495.8           501.4
  Goodwill, net of amortization of $38.9 as of
    June 28, 1998 and $36.5 as of December 28, 1997   162.2           165.9
  Investment in affiliates                             57.0            53.9
  Other assets                                         47.6            56.5
                                                   --------       ---------
     Total non-current assets                         762.6           777.7
                                                   --------       ---------
                                                 $  1,565.7     $   1,447.1
                                                   ========       =========

Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities:
  Short-term debt                                $     24.0     $      55.6
  Accounts payable                                    324.9           303.3
  Employee related costs                               59.5            57.6
  Accrued expenses                                    110.4           104.7
                                                   --------       ---------
    Total current liabilities                         518.8           521.2
                                                   --------       ---------
Long-term debt                                        314.7           222.3
Long-term employee benefits                            67.2            66.7
Other long-term liabilities                            39.6            40.4
Minority interest                                       6.4            12.4
Company-obligated mandatorily redeemable preferred
  capital securities of subsidiary trust holding solely
   subordinated debentures of the Company              98.9            98.9
Shareholders' Equity:
  Common shares ($2.50 par value)                      65.6            65.6
  Capital in excess of par value                      249.6           248.8
  Retained earnings                                   307.0           275.1
  Cumulative translation adjustment                   (48.2)          (41.8)
  Employee stock benefit trust                        (15.9)          (25.6)
  Common shares held in treasury (at cost)            (38.0)          (36.9)
                                                   --------       ---------
    Total shareholders' equity                        520.1           485.2
                                                   --------       ---------
                                                 $  1,565.7     $   1,447.1
                                                   ========       =========

See notes to consolidated financial statements.

             Arvin Industries, Inc.
       Consolidated Statement of Cash Flows
              (Dollars in millions)
                    Unaudited


                                                          Six Months Ended
                                                      -------------------------
                                                       June 28,        June 29,
                                                         1998          1997 (1)
                                                      ---------       ---------
Operating Activities:
 Net earnings                                       $     41.2     $      34.1
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation                                           42.3            42.5
   Amortization                                            3.0             3.3
   Minority interest                                        .9             2.9
   Gain on investment                                     (5.5)             --
   Other                                                   9.3            (3.8)
   Changes in operating assets and liabilities:
     Receivables                                         (95.2)          (78.6)
     Inventories and other current assets                (16.2)            5.6
     Accounts payable and other accrued expenses          36.4            60.9
     Income taxes payable and deferred taxes              (2.2)           (3.4)
                                                      --------        --------
         Net Cash Provided by Operating Activities        14.0            63.5
                                                      --------        --------

Investing Activities:
   Purchase of property, plant and equipment             (44.3)          (22.3)
   Proceeds from sale of property,
     plant and equipment                                   3.2             5.2
   Proceeds from sale of investment                        9.6              --
   Investments in affiliates                              (3.2)           (7.0)
   Business acquisitions, net of cash acquired            (8.7)          (19.5)
   Cash proceeds from sale of business, net
        of cash balance of business sold                    --             3.7
   Other                                                    .6           (13.5)
                                                      --------        --------
         Net Cash Used for Investing Activities          (42.8)          (53.4)
                                                      --------        --------

Financing Activities:
   Change in short-term debt, net                         10.2           (43.2)
   Proceeds from long-term borrowings                     99.0            99.8
   Principal payments on long-term debt                  (46.2)           (4.9)
   Dividends paid                                         (9.4)           (8.8)
   Exercise of stock options                               7.6              .5
   Other                                                  (2.8)           (4.9)
                                                      --------        --------
         Net Cash Provided by Financing Activities        58.4            38.5
                                                      --------        --------

Cash and Cash Equivalents:
   Effect of exchange rate changes on cash                (1.3)             .6
                                                      --------        --------
   Net increase                                           28.3            49.2
   Beginning of the year                                 108.9            39.4
                                                      --------        --------
         End of the period                          $    137.2    $       88.6
                                                      ========        ========

(1) Certain amounts have been reclassified to conform with current year presentation.

See notes to consolidated financial statements.

ARVIN INDUSTRIES, INC.
----------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
Note 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto appearing in the Company's annual report on Form 10-K for the year ended December 28, 1997.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods reported have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three and six months ended June
28, 1998 are not necessarily indicative of the results to be expected for the full year ending January 3, 1999.

Note 2. Basic earnings per share are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share are based on the weighted average number of common and common equivalent shares (principally stock option related) outstanding during the period. Calculation of the weighted average shares is as follows:

                                      (Shares in 000's)
                               Second Quarter      Six Months
                              ---------------    --------------
                               1998     1997      1998    1997
                              ------   ------    ------  ------
Denominator for basic
earnings
per share - weighted-         23,787   22,821    23,658  22,738
average shares

Effect of dilutive               430      312       441     246
securities

Denominator for diluted
earnings
per share - adjusted
weighted-average
shares and assumed            24,217   23,133    24,099  22,984
conversions

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

Note 5. Other expense, net includes a gain of $5.5 million relating to the early redemption of the Company's investment in preferred stock received in conjunction with Arvin's 1995 sale of its Schrader Automotive unit. The 1995 sale agreement provided for cash redemption of the outstanding preferred shares in 2003. The preferred shares and accrued dividends had been recorded on the books of Arvin, discounted at a risk adjusted rate of return. No tax expense was recorded on this gain due to the difference between the book and tax basis of the preferred stock asset and capital loss utilzation.

Note 6. Other expense, net includes a charge of $6.6 million for the realignment of the Company's Automotive Original Equipment exhaust operations. The charge includes a $1.8 million goodwill write-off, $1.2 million for the write-down of equipment and $3.6 million for severance provisions.

Note 7. Comprehensive income for the three and six months ended June 28, 1998 of $25.6 and $34.8 million and for the three and six months ended June 29, 1997 of $23.4 and $20.4 million, respectively, includes reported net income adjusted by the non-cash effect of changes in the cumulative translation adjustment.

Note 8. The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," at the beginning of fiscal 1998. Following the provisions of SFAS 131, Arvin is reporting segment sales and operating income in the same format reviewed by the Company's management (the "management approach"). Arvin has two reportable segments: Automotive Original Equipment (OE) and Automotive Replacement (Replacement). The OE segment is comprised of those business units that deal primarily with Original Equipment Manufacturers (OEM's). Business units in the OE segment also provide the OEM's with replacement parts, either as dealer service parts or as part of manufacturers' recall or warranty programs, which typically account for a small percent of OE segment sales. The Replacement segment is comprised of those business units that deal primarily with Replacement customers, including wholesale distributors, retailers, and installers. Sales and operating income from business units whose primary focus is other than the manufacturing of automotive products are reported as Other. There was no change in the Company's reported sales as a result of the restatement of prior results for SFAS
131. Operating income, reported under the management approach, includes the gains and losses reported by the Company's equity affiliates.

Segment Information
(Dollars in millions)
                             For The Three          For The Six
                              Months Ended          Months Ended
                            -----------------      ------------------
                            6/28/98   6/29/97      6/28/98    6/29/97
                            -------   -------      -------    -------
Net Sales:
Automotive original       $   426.2 $   421.7    $   833.2  $   823.2
equipment
Automotive replacement        188.6     181.1        348.8      319.1
Other                          28.5      29.7         54.7       54.2
                            -------   -------      -------    -------
  Net sales               $   643.3 $   632.5    $ 1,236.7  $ 1,196.5
                            =======   =======      =======    =======

Operating Income:
Automotive original       $    26.0 $    26.1    $    48.2  $    47.3
equipment
Automotive replacement         23.4      21.4         36.9       31.3
Other                           1.7       4.1         (0.6)       9.6
                            -------   -------      -------    -------
 Operating income              51.1      51.6         84.5       88.2
Less equity income of          (1.6)     (1.7)        (2.1)      (3.1)
affiliates
Interest expense               (9.2)     (9.9)       (17.9)     (19.5)
Corporate general and
administrative                 (6.2)     (5.1)       (10.5)     (10.9)
Gain on sale of                 5.5       ---          5.5        ---
investment
Other income (expense),         (.7)     (2.4)          .3       (3.2)
net                         -------   -------      -------    -------
Earnings before income    $    38.9 $    32.5    $    59.8 $     51.5
taxes                       =======   =======      =======    =======

                                               6/28/98   12/28/97
                                               -------   --------
Assets:
-------
Original equipment                           $   810.4 $    763.3
Replacement                                      367.3      307.9
Other                                             52.0       55.5
                                               -------   --------
     Total operating assets                    1,229.7    1,126.7
Corporate and other                              336.0      320.4
                                               -------   --------
     Total assets                            $ 1,565.7 $  1,447.1
                                               =======   ========

Note 9. In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. This statement will be applied prospectively and is effective for financial statements for fiscal years beginning after December 15, 1998. The impact of this new standard is not expected to have a significant effect on Arvin's financial position or results of operations.

Note 10. In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities be expensed as incurred. This statement is effective for financial statements for fiscal years beginning after December 15, 1998. The statement requires capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Arvin plans to adopt the provisions of SOP 98-5 at the beginning of fiscal 1999. Current estimates are that, at that time, the Company will write off approximately $.8 million of previously capitalized costs related to start-up activities.

Note 11. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement is effective for fiscal years beginning after June 15, 1999. The Company plans to adopt this statement at the beginning of fiscal 2000. This statement is not expected to have a material impact on the Company's results of operations.

Item 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
Condition and Results of Operations
-----------------------------------

Financial Review
(Dollar amounts in tables in millions)

Overview

Record sales of $643.3 million, and record earnings of $27.7 million, were reported for the second quarter of 1998. Sales for the six months ended June 28, 1998 of $1,236.7 million improved $40.2 million over a strong comparable 1997 period despite the negative impact of a strong United States' (U.S.) dollar on the translation of foreign sales and the impact of the General Motors
(GM) strike. On a constant dollar basis, sales increased $62.7 million, or five percent. Year-to-date earnings were up $7.1 million, or 21 percent. The impact of the GM strike, which reduced both volume and productivity, is estimated to have reduced sales for the second quarter by approximately $11 million. The strike, which was settled at the end of July, reduced July sales by an estimated $10 million.

Results of Operations

                            Second Quarter         First Six Months
                            --------------         -----------------
                             1998    1997           1998      1997
                            ------  ------         -------   -------
Net Sales:
Automotive original       $  426.2 $ 421.7       $   833.2 $   823.2
equipment
Automotive replacement       188.6   181.1           348.8     319.1
Other                         28.5    29.7            54.7      54.2
                            ------  ------         -------   -------
  Net sales               $  643.3 $ 632.5       $ 1,236.7 $ 1,196.5
                            ======  ======         =======   =======

Operating Income (1):
Automotive original       $   26.0 $  26.1       $    48.2 $    47.3
equipment
Automotive replacement        23.4    21.4            36.9      31.3
Other                          1.7     4.1            (0.6)      9.6
                            ------  ------         -------   -------
 Operating income         $   51.1 $  51.6       $    84.5 $    88.2
                            ======  ======         =======   =======

(1) Reflects income from consolidated and unconsolidated operations prior to Corporate expenses, interest, and other non-operational items.

Automotive Original Equipment (OE): Second quarter OE sales increased one percent over strong sales in the comparable 1997 quarter. Market influences were mixed. In the U.S. and Canada, car and light truck production decreased three percent. New car registrations in Western Europe improved by almost eight percent, when compared to the second quarter of 1997. Price concessions, which averaged one percent of OE sales, were offset by volume gains during the quarter. A strong U.S. dollar had a negative effect on the translation of the quarter's OE sales. On a constant dollar basis, OE sales grew three percent. A stronger product mix contributed $10 million to the current quarter's sales increase.

OE sales for the six month period increased one percent over those for the first six months of 1997. Price concessions averaged one percent of OE sales. Volume gains and product mix contributed $21 and $16 million, respectively. On a constant dollar basis, OE sales grew four percent.

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

Second quarter 1998 OE operating income includes a $6.6 million charge for the realignment of OE exhaust operations. Excluding the impact of the realignment charge, operating profit increased $6.5 million, or 25 percent, for the quarter. Productivity improvements outpaced the combined impact of the previously mentioned selective price concessions and labor inflation by $1.6 million. Negotiated improvements in raw material prices improved operating profit $2.1 million. Lower warranty costs contributed an additional $2.4 million.

Excluding the impact of the previously discussed realignment charge, operating profit for the first six months of 1998 increased $7.5 million over the comparable period in 1997. Productivity improvements and negotiated raw material price decreases totaling $13.6 million offset the impact of selective price concessions and labor inflation. Improved volume and mix added $6.2 million to operating profit.

Automotive Replacement (Replacement): Sales in the Replacement segment increased $7.5 million. The consolidation of a European exhaust joint venture (TESH) in May of 1997 accounted for $7.6 million of the sales increase. Sales price increases offset market related volume declines during the quarter.

For the first six months of 1998, sales increased $29.7 million. The consolidation of the TESH joint venture accounted for 85 percent of the increase. Price increases contributed an additional $6.6 million of the increase. Volume, excluding the impact of consolidating TESH, was steady during the period, despite reduced market demand in the Company's primary markets.

Operating income for the Replacement segment increased $2.0 million during the quarter. Improved pricing contributed $4.8 million. Volume shortfall reduced operating profit by $2.1 million. Productivity improvements, in excess of wage increases, contributed $.7 million. Increased bad debt expense reduced operating profit by $1.6 million.

Operating income for the Replacement segment improved $5.6 million or 18 percent during the first six months of 1998. Improved pricing contributed $6.6 million. Productivity improvements offset wage increases. Increased bad debt expense reduced operating profit by $1.6 million. Reduced costs to obtain new business also contributed to the increase.

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

Other: Other sales were relatively flat for both the quarter and year-to-date periods as a stronger product mix offset reduced volumes. Operating profit declined $2.4 million for the quarter, primarily as a result of productivity declines. For the year to date period, operating profit fell $10.2 million. The decrease was primarily related to non-recurring gains recorded in 1997 related to the sale of certain capital assets and an increase in current year reserves for environmental issues related to properties formerly held under lease. Productivity also declined for the year-to-date period.

Corporate General and Administrative expenses were essentially flat during the first six months. For the second quarter, corporate general and administrative increased $1.1 million, primarily due to personnel and professional service expenditures.

Interest Expense decreased seven percent in the second quarter and eight percent during the first six months, when compared to the same periods in 1997. The decreases were a result of lower average borrowing rates on slightly higher average interest-bearing liabilities.

Other Expense increased $.8 million for the second quarter and $1.8 million during the first six months, when compared to the same periods in 1997. For both the second quarter and first six months of 1998, other expense includes the $6.6 million charge for the realignment expenses discussed above as a part of OE operating profit and a gain of $5.5 million relating to the early redemption of preferred stock received in conjunction with the

Company's 1995 sale of its Schrader Automotive unit. Costs associated with the early retirement of debt were $1.3 million. The year-to-date comparison is also affected by a $2.8 million increase in environmental and legal reserves during the first quarter of 1998 and a first quarter 1997 net gain on capital transactions of $2.2 million.

Income Taxes: The low effective tax rates for the second quarter and year-to-date 1998 periods of 31.3 and 33.1 percent, respectively, reflect the impact of the $5.5 million gain on the early redemption of the Company's investment in preferred stock on which no tax expense was recorded. See Note 5 to the Consolidated Financial Statements. The effective tax rates for the second quarter and year-to-date 1997 periods were 37.0 and
34.3 percent, respectively. The year-to-date 1997 period includes $3.7 million of gain on capital transactions on which no tax expense was recorded due to available capital loss carryforwards.

Financial Condition

Liquidity: During the six months of 1998, accounts receivable increased 26 percent and accounts payable increased seven percent. The seasonal increase in June over December sales, coupled with the timing of several large customers' trade receivable payments accounted for the increases.

Key elements of the Consolidated Statement of Cash Flows for the first six months of 1998 and 1997 were as follows:
                                       1998    1997
                                       -----   -----
Net Cash Provided by Operating          14.0    63.5
Activities
Net Cash Used for Investing            (42.8)  (53.4)
Activities
Net Cash Provided by Financing          58.4    38.5
Activities


Investing cash flows include proceeds of $9.6 million for the redemption of the Company's investment in preferred stock received in connection with the 1995 sale of Schrader. Investing cash flows also include $8.7 million for the purchase of the remaining shares of Autocomponents Suspension S.r.l. (Autocomponents) and Arvin Suspension Systems Italia (ASSI, formerly Way Assauto S.r.l.) in the first quarter of 1998. Early in the third quarter of 1998, Arvin entered into a series of agreements with Magneti Marelli S.p.A. to streamline their auto component manufacturing and distribution activities. As a part of these agreements, Arvin invested approximately $17 million to acquire from Magneti Marelli's Brazilian affiliate the remaining shares of COFAP-Arvin, a formerly unconsolidated affiliate of Arvin's serving the OE Exhaust markets of South America. Arvin also sold to Magnetti Marelli its shares in Autocomponents for approximately $10 million. Arvin retained its ownership of ASSI, which produces both OE and replacement parts. Arvin expects to increase its investment in its German OE affiliate during 1998. Such investment is expected to be funded from internally generated funds.

Financing cash flows include $99 million proceeds from 6.75 percent Notes due in 2008, $46 million of which was used for debt retirement as more fully described in Note 4 to the Consolidated Financial Statements. Financing cash flows also include Arvin's quarterly dividend to shareholders, which was increased five percent during 1997 from 19 cents to 20 cents.

Capital Resources: Based on the Company's projected cash flow from operations and existing investments and financing credit facility arrangements, management believes that sufficient liquidity is available to meet anticipated capital and dividend requirements over the foreseeable future.

The Company expects increased levels of capital expenditures in 1998 to support new business requirements and process improvements. Investing cash flows include $44.3 and $22.3 million for the purchase of property, plant and equipment for the first six months of 1998 and 1997, respectively. Planned capital expenditures for 1998 are adequate for normal growth and replacement and are consistent with projections for future sales and earnings. Near-term expenditures are expected to be funded from cash on hand and internally generated funds.

Hedging: The Company uses derivative financial instruments from time-to-time to hedge certain financial and operating transactions denominated in currencies other than functional currencies. The Company believes that adequate controls are in place to monitor these activities which are not financially material. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement is effective for fiscal years beginning after June 15, 1999. The Company plans to adopt this statement at the beginning of fiscal 2000. This statement is not expected to have a material impact on the Company's results of operations.

Year 2000: During 1997, Arvin named a task force and began actively working with customers, suppliers, and employees on Arvin's plan to address Year 2000 issues. The Company plans to complete the remediation, testing and implementation phase of the Year 2000 project prior to the end of 1998. These phases represent 90 percent of Arvin's Year 2000 project. The final ten percent of the Year 2000 project, auditing, is scheduled for completion during 1999. At the end of June 1998, the Company was ahead of its established schedule. Expenses of the Year 2000 project are expensed as incurred. Capital expenditures are generally replacing fully depreciated assets. To date, approximately one million dollars have been expensed for this project. The Company expects that an additional one to two million dollars will be expensed during the next 12 months to complete this project.

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

                           Part II


Item 4. Submission of Matters to a Vote of Security Holders

Arvin held its Annual Meeting of Shareholders on April 16, 1998 at which security holders elected four directors nominated for three-year terms expiring in 2001, adopted the 1998 Stock Benefit Plan, and ratified the Board of Directors' appointment of Price Waterhouse LLP as Arvin's independent certified public accountants for the current year.

The results of the voting in connection with the above items were as follows:

Voting on Directors         For      Withheld
-------------------         ---      --------

Joseph P. Allen         21,833,402    264,558
Steven C. Beering       21,838,260    259,700
Joseph P. Flannery      21,839,325    258,635
V. William Hunt         21,845,325    252,636



                                                         Broker
                                                         ------
                           For      Against    Abstain   Non-Vote
                           ---      -------    -------   --------
Adopt the 1998
Stock Benefit Plan      15,474,081 6,308,653   315,224        2

Ratify appointment of
Price Waterhouse LLP    21,989,774    59,846    48,340        1
as auditors

Item 6. Exhibits and Reports on Form 8-K
        ---------------------------------

a.   Exhibits
-------------
27  Financial Data Schedule       filed herewith as Exhibit 27

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

                     ____________________________________________

                         William M. Lowe, Jr.
                         Vice President - Financial Operations
                          (Chief Accounting Officer)



Date:  July 31, 1998