Form 10-Q
period 1998-09-30
ARVIN INDUSTRIES INC
filed 1998-11-05
CIK 7636

            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549



                         FORM 10-Q

Mark one
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended September 27, 1998 or


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

As of September 27, 1998, the Registrant had outstanding
24,533,051 Common Shares (including employee stock benefit trust shares and excluding treasury shares), $2.50 par value.

                     Table of Contents
                     -----------------



Part I.  Financial Information                                Page
------------------------------                                 No.

Item 1.    Financial Statements

       Consolidated Statement of Operations for the
        Three Months and Nine Months Ended September 27,
        1998 and September 28, 1997                            3


       Consolidated Statement of Financial Condition
        at September 27, 1998 and December 28, 1997            4


       Consolidated Statement of Cash Flows for the
        Nine Months Ended September 27, 1998 and
        September 28, 1997                                     5

       Condensed Notes to Consolidated Financial
        Statements                                             6

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations     10



Part II. Other Information
--------------------------

Item 6.    Exhibits and Reports on Form 8K                    17

                Part I
Item 1:  Financial Statements

       Arvin Industries, Inc.
 Consolidated Statement of Operations
(Dollars in millions, except per share amounts)
              Unaudited
                                       Three Months Ended   Nine Months Ended
                                       ------------------- -------------------
                                        9/27/98   9/28/97   9/27/98   9/28/97
                                        -------   -------   -------   -------
Net Sales                             $   573.8 $   554.0 $ 1,810.5 $ 1,750.5
Costs and Expenses:
 Cost of goods sold                       490.2     473.7   1,541.4   1,504.2
 Selling, operating general
   and Administrative                      46.1      42.6     137.3     122.4
 Corporate general and administrative       5.5       4.1      16.0      15.0
 Interest expense                           9.4      10.7      27.3      30.2
 Other (income)/expense, net                (.6)      3.2       5.5       7.5
                                        --------  --------  --------  --------
                                          550.6     534.3   1,727.5   1,679.3
                                        --------  --------  --------  --------

Earnings Before Income Taxes               23.2      19.7      83.0      71.2
 Income taxes                              (7.8)     (7.0)    (27.6)    (24.6)
 Minority share of income                    .1        -        (.8)     (2.9)
 Equity income of affiliates                1.3        .9       3.4       4.0
                                        --------  --------  --------  --------
Earnings from Continuing Operations        16.8      13.6      58.0      47.7

Income from disposal of discontinued
  operations                                 -        1.6        -        1.6
                                        --------  --------  --------  --------
Net Earnings                          $    16.8 $    15.2 $    58.0 $    49.3
                                        ========  ========  ========  ========

Earnings Per Common Share
  Basic:
      Continuing Operations           $     .70 $     .59 $    2.44 $    2.09
      Discontinued Operations                -        .07        -        .07
                                        --------  --------  --------  --------
        Total Basic                   $     .70 $     .66 $    2.44 $    2.16
                                        ========  ========  ========  ========

  Diluted:
      Continuing Operations           $     .69 $     .58 $    2.40 $    2.06
      Discontinued Operations                -        .07        -        .07
                                        --------  --------  --------  --------
        Total Diluted                 $     .69 $     .65 $    2.40 $    2.13
                                        ========  ========  ========  ========

Average Common Shares Outstanding (000's)
  Basic                                  23,942    23,017    23,753    22,831
  Diluted                                24,332    23,600    24,177    23,190

Dividends Declared per Common Share   $     .20 $     .19 $     .60 $     .57

See notes to consolidated financial statements.

              Arvin Industries, Inc.
  Consolidated Statement of Financial Condition
 (Dollars in millions, except per share amounts)
                    Unaudited
                                                        As of        As of
                                                       9/27/98     12/28/97
                                                      ---------    ---------
Assets
------
Current Assets:
  Cash and cash equivalents                         $     73.8   $    108.9
  Receivables, net of allowances of $6.8 as of
    September 27, 1998 and $5.6 as of
    December 28, 1997                                    439.8        354.6
  Inventories                                            145.4        124.5
  Other current assets                                    89.7         81.4
                                                      ---------    ---------
    Total current assets                                 748.7        669.4
                                                      ---------    ---------
Non-Current Assets:
  Property, plant and equipment:
   Land, buildings, machinery & equipment              1,197.7      1,133.5
    Less: Allowance for depreciation                     691.3        632.1
                                                      ---------    ---------
                                                         506.4        501.4
  Goodwill, net of amortization of $41.4 as of
    September 27, 1998 and $36.5 as of
    December 28, 1997                                    172.1        165.9
  Investment in affiliates                                74.4         53.9
  Other assets                                            45.8         56.5
     Total non-current assets                            798.7        777.7
                                                      ---------    ---------
                                                    $  1,547.4   $  1,447.1
Liabilities and Shareholders' Equity
Current Liabilities:
  Short-term debt                                   $      3.5   $     55.6
  Accounts payable                                       300.8        303.3
  Employee related costs                                  62.2         57.6
  Accrued expenses                                       118.9        104.7
                                                      ---------    ---------
    Total current liabilities                            485.4        521.2
                                                      ---------    ---------
Long-term debt                                           305.9        222.3
Long-term employee benefits                               68.7         66.7
Other long-term liabilities                               41.3         40.4
Minority interest                                          6.8         12.4
Company-obligated mandatorily redeemable preferred
  capital securities of subsidiary trust holding
  solely subordinated debentures of the Company           89.1         98.9
Shareholders' Equity:
  Common shares ($2.50 par value)                         65.6         65.6
  Capital in excess of par value                         250.3        248.8
  Retained earnings                                      319.0        275.1
  Cumulative translation adjustment                      (35.1)       (41.8)
  Employee stock benefit trust                           (11.3)       (25.6)
  Common shares held in treasury (at cost)               (38.3)       (36.9)
                                                      ---------    ---------
    Total shareholders' equity                           550.2        485.2
                                                      ---------    ---------
                                                    $  1,547.4   $  1,447.1
                                                      =========    =========

See notes to consolidated financial statements.

            Arvin Industries, Inc.
      Consolidated Statement of Cash Flows
             (Dollars in millions)
                   Unaudited
                                                          Nine Months Ended
                                                        --------------------
                                                         9/27/98     9/28/97 (1)
                                                        --------    --------
Operating Activities:
 Net earnings                                         $    58.0   $    49.3
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation                                            63.3        61.4
   Amortization                                             4.5         4.6
   Minority interest                                         .8         2.9
   Gain on investment                                      (5.5)         -
   Other                                                    7.6        (2.8)
   Changes in operating assets and liabilities:
     Receivables                                          (87.9)      (60.2)
     Inventories and other current assets                 (25.7)        5.3
     Accounts payable and other accrued expenses            2.2        40.7
     Income taxes payable and deferred taxes               11.0        (4.3)
                                                        --------    --------
         Net Cash Provided by Operating Activities         28.3        96.9
                                                        --------    --------
Investing Activities:
   Purchase of property, plant and equipment              (66.2)      (65.7)
   Proceeds from sale of property, plant and equipment      3.9          .6
   Proceeds from redemption of investment                   9.6          -
   Investments in affiliates                              (19.0)       (7.0)
   Business acquisitions, net of cash acquired            (25.4)      (19.5)
   Cash proceeds from sale of business, net
        of cash balance of business sold                    6.9         6.9
   Other                                                    1.2        10.3
                                                        --------    --------
         Net Cash Used for Investing Activities           (89.0)      (74.4)
                                                        --------    --------
Financing Activities:
   Change in short-term debt, net                           4.3       (40.8)
   Proceeds from long-term financings                      99.9        99.8
   Principal payments on long-term financings             (74.7)      (35.8)
   Dividends paid                                         (14.2)      (12.9)
   Exercise of stock options                               11.8         9.3
   Other                                                     .4         (.2)
                                                        --------    --------
         Net Cash Provided by Financing Activities         27.5        19.4
                                                        --------    --------
Cash and Cash Equivalents:
   Effect of exchange rate changes on cash                 (1.9)       (1.6)

   Net (decrease)/increase                                (35.1)       40.3
   Beginning of the year                                  108.9        39.4
                                                        --------    --------
         End of the period                            $    73.8   $    79.7
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

The results of operations for the three and nine months ended
September 27, 1998 are not necessarily indicative of the results to be expected for the full year ending January 3, 1999.

Note 2. Basic earnings per share are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share are based on the weighted average number of common and common equivalent shares (principally stock option related) outstanding during the period. Calculation of the weighted average shares is as follows:

                                      (shares in 000's)
                                      -----------------
                               Third Quarter      Nine Months
                              ---------------    --------------
                               1998     1997      1998    1997
                              ------   ------    ------  ------
Denominator for basic
earnings per share
- weighted-average shares     23,942   23,017    23,753  22,831

Effect of dilutive
securities                       390      583       424     359

Denominator for diluted
earnings per share
- adjusted weighted-average
shares and assumed
conversions                   24,332   23,600    24,177  23,190


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

Note 5. Other expense, net for the first nine months of 1998 includes a gain of $5.5 million relating to the early redemption of the Company's investment in preferred stock received in conjunction with Arvin's 1995 sale of its Schrader Automotive unit. The preferred shares and accrued dividends had been recorded on the books of Arvin, discounted at a risk-adjusted rate of return. No tax expense was recorded on this gain due to available capital loss carryforwards.

Note 6. Other expense, net for the first nine months of 1998 includes a charge of $6.6 million for the realignment of the Company's Automotive Original Equipment exhaust operations. The charge includes a $1.8 million goodwill write-off, $1.2 million for the write-down of equipment and $3.6 million for severance provisions.

Note 7. On July 6, 1998, the Company entered into a stock purchase agreement to acquire the remaining 60 percent of COFAP-Arvin for a purchase price of approximately $17 million. COFAP-Arvin, renamed Arvin Exhaust do Brasil Ltda., is located in Minas Gerais, Brazil, where it manufactures original equipment exhaust products. The results of Arvin Exhaust do Brasil Ltda.'s operations are included in the Company's consolidated financial results for the third quarter. Goodwill resulting from this transaction is expected to approximate $8 million.

Note 8. On July 6, 1998, the Company sold its shares in Autocomponents Suspension S.r.l. (Autocomponents), an original equipment ride control manufacturing facility in Melfi, Italy. The sales price, subject to adjustment, is approximately $12 million, of which $9.9 million was received in the third quarter. No gains or losses are expected from this transaction.

Note 9. Comprehensive income for the three and nine months ended September 27, 1998 of $29.9 and $64.7 million and for the three and nine months ended September 28, 1997 of $8.2 and $28.6 million, respectively, includes reported net income adjusted by the non-cash effect of changes in the cumulative translation adjustment.

Note 10. The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," at the beginning of fiscal 1998. Following the provisions of SFAS 131, Arvin is reporting segment sales and operating income in the same format reviewed by the Company's management (the "management approach"). Arvin has two reportable segments: Automotive Original Equipment (OE) and Automotive Replacement (Replacement). The OE segment is comprised of those business units that deal primarily with Original Equipment Manufacturers (OEM's). Business units in the OE segment also provide the OEM's with replacement parts, either as dealer service parts or as part of manufacturers' recall or warranty programs, which typically account for a small percent of OE segment sales. The Replacement segment is comprised of those business units that deal primarily with Replacement customers, including wholesale distributors, retailers, and installers. Sales and operating income from business units whose primary focus is other than the manufacturing of automotive products are reported as Other. Operating income, reported under the management approach, includes the gains and losses reported by the Company's equity affiliates.

Segment Information
(Dollars in millions)
                               For the Three        For the Nine
                               Months Ended         Months Ended
                             ------------------   ------------------
                              9/27/98  9/28/97     9/27/98  9/28/97
                              -------  -------     -------  -------
Net Sales:                 $         $          $         $
Automotive Original
 Equipment                     370.9     348.3    1,204.1   1,171.5
Automotive Replacement         170.6     175.0      519.4     494.1
Other                           32.3      30.7       87.0      84.9
                             --------  --------   --------  --------
  Net sales                $   573.8 $   554.0  $ 1,810.5 $ 1,750.5
                             ========  ========   ========  ========

Operating Income:
Automotive Original        $         $          $         $
 Equipment                      17.0      13.9       65.2      61.2
Automotive Replacement          19.8      20.5       56.7      51.8
Other                            2.6       3.6        2.0      13.2
                             --------  --------   --------  --------
 Operating income               39.4      38.0      123.9     126.2

Less:  Equity income of
 affiliates                     (1.3)     (0.9)      (3.4)     (4.0)
Interest expense                (9.4)    (10.7)     (27.3)    (30.2)
Corporate general and
 administrative                 (5.5)     (4.1)     (16.0)    (15.0)
Gain on sale of investment        -         -         5.5        -
Other non-operating
 income/(expense)                 -       (2.6)       0.3      (5.8)
                             --------  --------   --------  --------
  Earnings before
    income taxes           $    23.2 $    19.7  $    83.0 $    71.2
                             ========  ========   ========  ========



                                                  9/27/98    12/28/97
                                                  -------    --------
                                                $          $
Automotive Original Equipment                       865.5      763.3
Automotive Replacement                              352.3      307.9
Other                                                53.9       55.4
                                                  -------    -------
Total operating assets                            1,271.7    1,126.6
Corporate and other                                 275.7      320.5
                                                  -------    -------
     Total assets                               $ 1,547.4  $ 1,447.1
                                                  =======    =======

Note 11. In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. This statement will be applied prospectively and is effective for financial statements for fiscal years beginning after December 15, 1998. The impact of this new standard is not expected to have a significant effect on Arvin's financial position or results of operations.

Note 12. In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred. This statement is effective for financial statements for fiscal years beginning after December 15, 1998. The statement requires capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Arvin plans to adopt the provisions of SOP 98-5 at the beginning of fiscal 1999. Current estimates are that, at that time, the Company will write off approximately $.8 million of previously capitalized costs related to start-up activities.

Note 13. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement is effective for fiscal years beginning after June 15, 1999. The Company plans to adopt this statement at the beginning of fiscal 2000. This statement is not expected to have a material impact on the Company's results of operations.

Item 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
Condition and Results of Operations
-----------------------------------

Financial Review
(Dollar amounts in tables in millions)

Overview

Arvin reported record sales of $573.8 million and record earnings from continuing operations of $16.8 million for the third quarter. Sales for the nine months ended September 27, 1998 of $1,810.5 million improved $60.0 million over a strong comparable 1997 period despite the negative impact of a strong United States' (U.S.) dollar on the translation of foreign sales and the impact of the General Motors (GM) strike. On a constant dollar basis, sales increased by $85.1 million or five percent. Year-to-date earnings from continuing operations were up $10.3 million or 22 percent. The GM strike, which was settled at the end of July, reduced year-to-date sales by approximately $20 million.

Results of Operations


                                Third                   First
                               Quarter               Nine Months
                               -------               -----------
                             1998    1997           1998      1997
                            ------  ------         ------    ------
Net Sales:
Automotive original       $        $             $         $
 equipment                   370.9   348.3         1,204.1   1.171.5
Automotive replacement       170.6   175.0           519.4     494.1
Other                         32.3    30.7            87.0      84.9
                            ------  ------         -------   -------
  Net sales               $  573.8 $ 554.0       $ 1,810.5 $ 1,750.5
                            ======  ======         =======   =======


Operating Income *
Automotive original       $        $             $         $
 equipment                    17.0    13.9            65.2      61.2
Automotive replacement        19.8    20.5            56.7      51.8
Other                          2.6     3.6             2.0      13.2
                            ------  ------         -------   -------
 Operating income         $   39.4 $  38.0       $   123.9 $   126.2
                            ======  ======         =======   =======

* Operating income reflects: (1)income from consolidated operations prior to Corporate expenses, interest, other non-operational items, and (2) Arvin's share of net income from unconsolidated subsidiaries.

Automotive Original Equipment (OE): Third quarter OE sales increased by $22.6 million or six percent over strong sales in the comparable 1997 quarter. The consolidation of Arvin Exhaust do Brasil added $11.2 million in revenues; however, the sale of Autocomponents reduced revenues by $5.7 million. Market influences were mixed. In the U.S. and Canada, car and light truck production decreased five percent, while new car registrations in Western Europe improved by almost six percent as compared to the third quarter of 1997. Price concessions, which averaged close to one percent of OE sales, were more than offset by volume gains of $12.8 million during the quarter. A strong U.S. dollar had a negative effect on the translation of the quarter's OE sales. On a constant dollar basis, OE sales grew seven percent. A more favorable product mix contributed $9.2 million to the current quarter's sales increase.

OE sales for the nine-month period increased three percent over revenues for the first nine months of 1997. As previously discussed, sales increased by a net $5.5 million due to the consolidation of Arvin Exhaust do Brasil, offset by the sale of Autocomponents. Price concessions averaged one percent of OE sales. Volume gains and product mix contributed $34.6 and $25.5 million, respectively. On a constant dollar basis, OE sales grew four percent.

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

Third quarter OE operating profit increased $3.1 million or 22 percent over the comparable quarter for 1997. Volume gains of $5.4 million were slightly offset by price concessions as previously described. Negotiated improvements in raw material prices improved operating profit by $1.1 million and lower warranty costs contributed an additional $1.1 million.

Operating profit for the first nine months of 1998 includes a $6.6 million charge for the realignment of OE exhaust operations. Excluding the impact of the realignment charge, operating profit increased $10.8 million or 17 percent over the comparable period of 1997. Productivity improvements and negotiated raw material price decreases totaling $17.0 million were offset by the impact of selective price concessions and labor inflation. Improved volume and product mix added $10.7 million to operating profit. Lower warranty costs contributed an additional $2.3 million, while higher research and development costs reduced operating profit by $1.7 million.

Automotive Replacement (Replacement): Sales in the Replacement segment decreased by $4.4 million or two percent as compared to the third quarter of 1997. This decrease in sales is reflective of an overall weakness in the North American and U.K. exhaust markets, a trend that continues due to improved OE exhaust systems and the evolution of automobile designs. The impact of lower volumes reduced sales by $11.8 million; however, this reduction was slightly offset by a favorable product mix, which contributed $3.6 million to sales. Volume shortfalls were further offset by price increases, which averaged nearly three percent of Replacement sales for the quarter.

For the first nine months of 1998, sales increased by $25.3 million or five percent. The consolidation of a European exhaust joint venture (TESH) in May of 1997 accounted for most of the increase. The impact of lower volumes reduced sales by $10.5 million; however, this reduction was offset by favorable pricing actions, which contributed $12.2 million to sales.

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

Operating income for the Replacement segment decreased by $.7 million during the quarter. Volume shortfalls reduced operating profit by $5.6 million, while favorable pricing actions and improved product mix added $5.7 million to operating profit. Operating income for the Replacement segment improved $4.9 million or nine percent during the first nine months of 1998. Improved pricing increased operating profit by $12.2 million and reduced costs to obtain new business contributed an additional $1.2 million. Volume shortfalls and an unfavorable product mix reduced operating profit by $6.3 million. Productivity improvements of $2.5 million were offset by higher raw material costs and labor inflation totaling $4.0 million.
Other: Other sales increased by $1.6 million and $2.1 million for the quarter and for the first nine months, respectively.
The increase for the quarter was attributable to a strong product mix. Favorable pricing terms and an improved product mix contributed $6.7 million to year-to-date sales, while volume shortfalls reduced year-to-date sales by $4.8 million.
Operating profit decreased $1.0 million for the quarter, primarily from an increase in current year reserves for a legal settlement. For the year-to-date period, operating income fell $11.2 million. Operating profit was lower due to non-recurring gains of $3.4 million recorded in 1997 related to the sale of certain capital assets. Operating profit was further reduced by productivity declines equal to $5.1 million and an increase of $4.1 million in current year reserves for a legal settlement and environmental issues related to properties formerly held under lease. Favorable pricing terms and a strong product mix contributed $3.4 million to operating profit, which was partially offset by volume shortfalls of $1.9 million.

Corporate General and Administrative expenses increased by $1.4 million and $1.0 million for the quarter and for the first nine months, respectively. The increase in both comparison periods was primarily due to personnel and professional service expenditures.

Interest Expense decreased 12 percent in the third quarter and 10 percent during the first nine months, when compared to the same periods in 1997. The decreases were a result of lower average borrowing rates on slightly higher average interest-bearing liabilities.

Other expense, net decreased by $3.8 million for the third quarter comparison period due to a number of small expense decreases and reclassifications. During the first nine months of 1998, other expense, net improved over the comparative period for 1997 by $2.0 million. An increase in interest income, plus net currency gains contributed $3.9 million to the decrease in net expense. Net gains/losses on capital transactions increased other expense by $2.9 million, primarily as a result of a non-recurring gain of $2.2 million recorded in the first quarter of 1997. An increase in environmental and legal reserves also increased other expense by $2.3 million. The year-to-date comparison is also affected by the $6.6 million charge for the realignment expenses noted in the OE segment discussion and a $5.5 million gain on redemption of an investment, both recorded in the second quarter of 1998. In addition to these items, there were a number of small expense decreases and reclassifications.

Income Taxes:  The effective tax rate for the third quarter of
33.6 percent reflects the refinement of the estimates of non-U.S. net operating loss positions and tax credits. The year-to-date 1998 rate of 33.2 percent also includes the impact of the $5.5 million gain on the early redemption of the Company's investment in preferred stock on which no tax expense was recorded (see Note 5 to the Consolidated Financial Statements). The effective tax rates for the third quarter and year-to-date 1997 periods were 35.5 and 34.5 percent, respectively. The year-to-date 1997 period includes $3.7 million of gain on capital transactions on which no tax expense was recorded due to available capital loss carryforwards.

Financial Condition

Liquidity: Working capital increased by $115.1 million during the first nine months of 1998, which caused the current ratio to improve from 1.3 at the end of 1997 to 1.5 at September 27, 1998. During the first nine months of 1998, accounts receivable increased 24 percent. The seasonal increase in September over December sales accounted for the increase. Short-term debt decreased by 94 percent due to the repayment of medium-term notes due in 1998 (see Note 4 to the Consolidated Financial Statements).
Key elements of the Consolidated Statement of Cash Flows for the first nine months of 1998 and 1997 were as follows:


                                       1998   1997
                                       ----   ----
Net Cash Provided by Operating
 Activities                            28.3   96.9
Net Cash Used for Investing
 Activities                           (89.0) (74.4)
Net Cash Provided by Financing
 Activities                            27.5   19.4


Investing cash flows include proceeds of $9.6 million from the redemption of the Company's investment in preferred stock received in connection with the 1995 sales of Schrader (see Note 5 to the Consolidated Financial Statements). During the first nine months of 1998, additional investments totaling $19 million were made in several joint ventures, including a $15 million additional investment in the Company's European OE exhaust joint venture. Investing cash flows also include $16.7 million for the purchase of the remaining shares of Arvin Exhaust do Brasil, net of cash acquired, in the third quarter of 1998 (see Note 7 to the Consolidated Financial Statements). In the first quarter of 1998, the Company purchased the remaining shares of

Autocomponents and Arvin Suspension Systems Italia (ASSI, formerly Way Assauto S.r.l.), resulting in a cash outflow of $8.7 million. Finally, investing cash flows include cash proceeds of $9.9 million for the sale of Autocomponents ($6.9 million after netting the cash balance on Autocomponent's books at the time of the sale).

Financing cash flows include $98.9 million proceeds from 6.75 percent Notes due in 2008 (see Note 4 to the Consolidated Financial Statements). During the first nine months of 1998, the Company paid $69 million to retire current maturities of long-term debt and to repurchase high coupon debt. Financing cash flows also include Arvin's quarterly dividend to shareholders, which was increased five percent during 1997 from 19 cents to 20 cents. The Company announced in October 1998 that the quarterly dividend to shareholders would be increased by an additional five percent from 20 cents to 21 cents to shareholders of record as of the close of business on December 4, 1998.

Capital Resources: Based on the Company's projected cash flow from operations and existing investments and financing credit facility arrangements, management believes that sufficient liquidity is available to meet anticipated capital and dividend requirements over the foreseeable future.

The Company expects increased levels of capital expenditures in 1998 to support new business requirements and process improvements. Investing cash flows include $66.2 and $65.7 million for the purchase of property, plant and equipment for the first nine months of 1998 and 1997, respectively. Planned capital expenditures for 1998 are adequate for normal growth and replacement and are consistent with projections for future sales and earnings. Near-term expenditures are expected to be funded from cash on hand and internally generated funds.

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

Year 2000: During 1997, Arvin named a task force and began actively working with customers, suppliers, and employees on Arvin's plan to address both information technology (IT) and non-IT related Year 2000 issues. The Company plans to complete the remediation, testing and implementation phase of the Year 2000 project prior to the end of 1998. These phases represent 90 percent of Arvin's Year 2000 project. The final 10 percent of the Year 2000 project, auditing, is scheduled for completion during 1999. At the end of September 1998, the Company was on its established schedule. Given the progress on this project, the Company has no current plans to create a formal contingency plan and has not analyzed what the worst case scenario would be if the Company's Year 2000 project were not completed as scheduled. Expenses of the Year 2000 project are expensed as incurred. Capital expenditures are generally replacing fully depreciated assets. To date, approximately one million dollars has been expensed for this project. The Company expects that an additional one to two million dollars will be expensed during the next 12 months to complete this project.

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

Certain information and statements included or implied are forward looking and involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these statements. These forward-looking statements are identified by their use of terms and phrases such as "expected," "expect," "should," "plans," "estimated earnings," "anticipate," and "believe." Information about potential factors identified by the Company, which would affect the actual financial results, are included in the Company's Form 8-K, filed January 3, 1997 with the SEC.

                          Part II



Item 6. Exhibits and Reports on Form 8-K
        --------------------------------


a.   Exhibits
-------------
27  Financial Data Schedule       filed herewith as Exhibit 27


b.   Reports Filed on Form 8-K
------------------------------
none

                        Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.





                         Arvin Industries, Inc.






                         ____________________________________________

                         Richard A. Smith
                         Vice President-Finance & Chief
                           Financial Officer






                         ____________________________________________

                         William M. Lowe, Jr.
                         Vice President - Financial Operations
                           (Chief Accounting Officer)



Date:  October 30, 1998