Form 10-K
period 1999-01-03
ARVIN INDUSTRIES INC
filed 1999-03-04
CIK 7636

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
Mark one
[ X ]    Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Fiscal year ended January 3, 1999 or

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

                          Commission File Number 1-302

                             ARVIN INDUSTRIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

               Indiana                                  35-0550190
               -------                                  ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

        One Noblitt Plaza, Box 3000
        ---------------------------
               Columbus, IN                              47202-3000
               ------------                              ----------
   (Address of principal executive offices)              (Zip Code)

                                  812-379-3000
                                  ------------
               (Registrant's telephone number including area code)

           Securities registered pursuant to Section 12(b)of the Act:

                                                   Name of each exchange
            Title of each class                     on which registered
            -------------------                     -------------------
   Common Shares par value $2.50 (voting),        New York Stock Exchange
 together with Preferred Share Purchase Rights     Chicago Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the Registrant was $827,631,304 as of February 22, 1999. For purposes of the foregoing calculation only, included as affiliate-owned shares are those owned by the Registrant's directors and officers. Such inclusion (is not intended and) should not be construed as an admission that such persons are affiliates of the Registrant for any other purpose.

As of February 1, 1999, the Registrant had outstanding 25,816,701 Common Shares (including employee stock benefit trust shares and excluding treasury shares), $2.50 par value.

                       Documents Incorporated by Reference
                       -----------------------------------

Portions of the registrant's definitive Proxy Statement, for the Annual Meeting of Shareholders to be held April 15, 1999 and filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference in
Part III of this Form 10-K.

                             ARVIN INDUSTRIES, INC.

                       Index to Annual Report on Form 10-K
                        Fiscal Year Ended January 3, 1999



                                                                        Page No.
                                     Part I


Item 1           Business                                                   3
Item 2           Properties                                                 6
Item 3           Legal Proceedings                                          7
Item 4           Submission of Matters to a Vote of Security Holders        7
                 Executive Officers                                         8


                                     Part II


Item 5           Market for Registrant's Common Equity and Related
                 Shareholder Matters                                        9
Item 6           Selected Financial Data                                    9
Item 7           Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       10
Item 7A          Quantitative and Qualitative Disclosure about Market Risk 17
Item 8           Financial Statements and Supplementary Data               18
Item 9           Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                       41


                                    Part III


Item 10          Directors and Executive Officers of the Registrant        42
Item 11          Executive Compensation                                    42
Item 12          Security Ownership of Certain Beneficial Owners and
                 Management                                                42
Item 13          Certain Relationships and Related Transactions            42


                                     Part IV


Item 14          Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                               42


                                      Other

                 Signatures                                                47

                                     Part I


Item 1. Business
----------------

Arvin Industries, Inc. (which together with its consolidated subsidiaries is referred to herein as "Arvin" or "the Company") is a focused international manufacturer and supplier of automotive parts. The Company's primary manufacturing locations are in the United States (U.S.), Europe, Canada, Brazil, Mexico and South Africa. Arvin is a worldwide leader in automotive exhaust systems and ride control products for the original equipment and replacement markets. The Company's consolidated revenues were $2.5 billion in fiscal 1998.

Since its founding in 1919, Arvin has grown through internal development, acquisitions and a number of joint ventures. In recent years, the Company's strategy has been to strengthen Arvin's automotive parts businesses by achieving a mix of sales to both original equipment manufacturers and replacement market parts suppliers on a global basis. Recently, Arvin has implemented a series of strategic initiatives to increase Arvin's global competitive position within the automotive parts marketplace.

Arvin classifies its business based on the two primary markets it serves:
Automotive Original Equipment ("OE") and Automotive Replacement ("Replacement"). Business units whose primary focus is other than manufacturing automotive products are classified as Other. In fiscal 1998, Arvin derived approximately 68 percent of its total revenues from the OE market and approximately 27 percent from Replacement market sales, with the remaining 5 percent from Other products.

The Company's strategy, which is based on operational excellence, customer satisfaction and globalization, is to strengthen its relationship with original equipment manufacturers ("OEMs") by providing full-system and full-service capabilities. Arvin is continuing its focus on previously established strategic initiatives, which emphasize providing value to our OEM customers by working as the system integrator for Arvin products.

The Company continues to pursue initiatives, which are increasing Arvin's global competitive position in the automotive parts marketplace. Arvin is actively pursuing new business investment opportunities, including OE investments in developing markets, further development of the hot end of exhaust systems, and investments in new Replacement market territories. In pursuit of these objectives, Arvin acquired the Purolator Products automotive filter business from Mark IV Industries, Inc. in February 1999. Purolator is a leading independent manufacturer and distributor of automotive oil, air, and fuel filters in North America for both the replacement and original equipment markets. Arvin believes that adding the Purolator brand name to Arvin's own brand names will create synergies among its brand name replacement products. In January 1999, Arvin acquired certain assets and assumed certain liabilities from WorldSource Coil Coating, Inc. This acquisition will significantly expand the capabilities of Arvin's Roll Coater operations. During 1998, significant investments were made to enhance the Company's position in the OE markets that it serves. In December, Arvin entered into a cooperative agreement with Zeuna Starker GmbH & Co., KG (Zeuna Starker), for the purchase of a 49 percent interest in Zeuna Starker. Zeuna Starker is a premier exhaust systems supplier headquartered in Augsburg, Germany. In November, Arvin formed a joint venture with Kayaba Industry Co., Ltd. to meet the ride control product demands of North American passenger car and light truck manufacturers. During 1998, the Company also acquired the remainder of its previous joint ventures in Thailand and Brazil, both of which serve the OE exhaust market. Arvin also acquired the remainder of its OE ride control joint venture in Asti, Italy. The Company expects to continue to make strategic investments that will expand its market presence in its core markets.

Automotive Original Equipment:

Principal products of the Automotive Original Equipment segment include exhaust systems (mufflers, exhaust and tail pipes, catalytic converters, flex tubes and tubular manifolds), ride control products (shock absorbers, struts, ministruts and corner modules), gas lift supports, vacuum actuators, engine and steering dampers, and power steering pumps and aluminum. Primary customers of the Automotive Original Equipment segment include Ford, General Motors, DaimlerChrysler, Toyota, Renault, Fiat, Mitsubishi, Isuzu and Volkswagen and heavy duty truck manufacturers including Freightliner, Paccar, Volvo-GM, Renault and IVECO. In the recreational ride control markets, customers include Polaris, Bombardier, and Artic Cat.

A consolidating supply base in the OE market has been driven by a shift in customer requirements and a change in the capabilities required to be a successful, long term participant in the OE market. The OE market has narrowed to fewer, larger suppliers who can supply OE customers with higher quality products at a lower cost on a global basis. This trend has provided and should continue to provide Arvin with the opportunity to gain market share. In addition to the reduced number of OE suppliers, OE customers are interested in purchasing full systems or modules from their suppliers and are outsourcing component production and assembly to those suppliers. Arvin has successfully integrated engineering, development and production operations to meet the needs of its OE customers. Arvin provides exhaust products that include every component from the manifold to the tail pipe. In ride control, the Company has expanded from shock absorbers and struts to modules that include springs and mounting components. Other important trends include the expansion by automakers into the emerging markets of the world, as well as the impact of increased emissions control regulations on the design of exhaust systems. The Company has significantly enhanced its delivery capabilities geographically since the late 1980s through both acquisitions and the formation of a number of joint ventures. Arvin believes that its capital spending program has resulted in world-class manufacturing operations, capable of delivering outstanding value and quality to its customers.


Automotive Replacement:

Arvin believes that it is among the top two manufacturers of replacement exhaust and ride control products in North America and Europe. Principal products of the Automotive Replacement segment include mufflers, exhaust and tail pipes, catalytic converters, shock absorbers, struts, clamps/hangers and accessories. In 1999, as a result of the Purolator acquisition, Arvin will add automotive oil, air, and fuel filters to its product offering.

Brand names for mufflers include Maremont, TIMAX, ANSA, and ROSI. Shock absorbers are marketed under the Gabriel brand name. Products are also marketed under private label to customers such as Pep Boys, Sears, CARQUEST, Firestone, Les Schwab, Kwik-Fit, Autodistribution and Meineke.

Primary customers of the Automotive Replacement segment include retailers (e.g., Sears, Canadian Tire, Pep Boys and AutoZone), wholesale distributors (e.g., UAP-NAPA, Partco and General Parts, Inc.) and installers (e.g., Meineke and Kwik-Fit).

The Company's replacement market operations compete with both OEMs and independent suppliers in North America and Europe, and serve the market through their own sales force as well as a network of manufacturers' representatives. The Company's competitive position has been enhanced by rigorous attention to lead time reduction and lowest cost product development. Continuous improvement in the manufacturing processes has had a positive impact on order fill rates and the cost and quality of the products manufactured. In addition, emerging markets and the increasing demand for performance and sport utility vehicles have created growth opportunities that Arvin is aggressively pursuing.

Other:

Other includes Arvin's coil coating operations, which are managed by its Roll Coater subsidiary. Coil coated steel and aluminum substrates are used in a variety of manufacturing and building areas, including the appliance market, garage and entry doors, interior building panels and roofs. Roll Coater has been recognized as the world's largest pre-painted zincrometal coating supplier for vehicle panels and interior components, and as an innovator in the use of flexible coatings for valve covers and oil and transmission pans.

Roll Coater brings to its customers - the steel companies and end manufacturers
- an economically viable and reliable option to in-house or outsourced spray painting of their product. Stringent environmental regulations on paint and solvent storage and disposal have significantly affected customers who had in-house painting operations in the past.

In January 1999, the Company significantly added to Roll Coater's geographic coverage, capacity, and customer service capabilities through the acquisition of certain assets of WorldSource. The WorldSource coil coating line in Hawesville, Kentucky will be added to Roll Coater's other three coil coating facilities in Indiana and West Virginia.

B. Number of Employees

At February 7, 1999, the Company had 14,963 employees.


C. Competition and Customer Relationships

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

The loss of a principal customer or a significant decline in the requirements for the Company's products (resulting, for example, from a prolonged strike against the customer) could have a material adverse effect on the operating results or financial condition of the Company. In 1998, the Company had sales to two customers that exceeded 10% of its consolidated net sales (Ford Motor Company - 19.2 percent and General Motors Corporation - 11.6 percent).

In the OE segment, the Company competes with vehicle manufacturers and independent suppliers. The Company believes that it is the leading supplier among five major competitors of cold-end exhaust systems and the leading independent supplier of hot end exhaust systems in the North American and European markets. The Company believes that it is one of the three largest suppliers of OE ride control products in the world.

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

The Company competes with other coil coaters and with internal paint systems. The Company believes that it is the leading coil coater among its major competitors in the U.S. The Company serves customers both in the form of suppliers and manufacturers.

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

E. Patents

The Company owns a considerable number of patents and patent applications that are, in its judgment, adequate for, but not essential to, the conduct of its businesses.

F. Research and Development

Expenses for the development of new products and processes, including significant improvements and refinements to existing products were $29.0, $25.3, and $26.2 million for 1998, 1997, and 1996, respectively.


Item 2. Properties
------------------

The Company has manufacturing facilities, distribution outlets, sales offices and research centers located throughout the world. The Company believes that all of its plants have been adequately maintained and are suitable for its current needs through productive utilization of the facilities.

Automotive Original Equipment:

The Company has approximately 6.1 million square feet to conduct its business activities related to the OE segment. The Company's original equipment facilities are nearly fully utilized.

Manufacturing and warehousing facilities in the United States are located in Indiana, Missouri, South Carolina, Alabama, and Tennessee. Manufacturing and warehousing facilities in Alabama are leased, as is a warehouse in South Carolina.

Principal manufacturing and warehousing facilities outside of the United States are located in the United Kingdom, Spain, Italy, The Netherlands, and Canada. The OE segment leases five of six facilities in the United Kingdom, nine of eleven facilities in Spain, one of three facilities in Italy, two of four facilities in The Netherlands, and one of two facilities in Canada. Additional manufacturing and warehousing activities are conducted in Mexico, Brazil, France, South Africa, and Thailand.

Automotive Replacement:

The Company has approximately 5.0 million square feet of space to conduct its Automotive Replacement business. The Company's Replacement facilities are nearly fully utilized.

Manufacturing and warehousing facilities located in the United States are in Tennessee, North Carolina, Oklahoma, Ohio, and Utah. The Replacement segment leases the facility in Ohio, plus one of two facilities in Tennessee, one of two facilities in North Carolina, one of two facilities in Oklahoma, and one of two facilities in Utah.

Principal manufacturing and warehousing facilities located outside the United States are in the United Kingdom, Italy and France. Other manufacturing and warehousing activities are conducted in Canada, South Africa, and Finland. The major distribution center in Blackpool, England is leased, as are other smaller distribution centers in Canada.

The data listed above includes Arvin's recent acquisition of the Purolator Products automotive filter business from Mark IV Industries, Inc. Purolator is a leading independent manufacturer and distributor of automotive oil, air, and fuel filters in North America.

Other:

The Company has approximately 1.1 million square feet of space to conduct its Other business activities. The Company's Other facilities are nearly fully utilized.

Principal manufacturing and warehousing facilities are located within the United States in Indiana, Kentucky, and West Virginia. The facilities in Kentucky and West Virginia are leased.

The data listed above includes Arvin's recent acquisition of certain assets of WorldSource Coil Coating, Inc. The addition of WorldSource will increase Arvin's coil coating capacity, geographic reach, and capabilities.


Item 3. Legal Proceedings
-------------------------

See Footnote 8 to the Consolidated Financial Statements.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of Security Holders during the fourth quarter of the 1998 fiscal year.


Executive Officers of the Registrant:

                                                                                                             Date First
                                                                                                             Elected to
            Name                     Age                            Offices Held                            Exec. Office
------------------------------     --------     ------------------------------------------------------    -----------------

Byron O. Pond                        62         Chairman of the Board of Directors (1)                          1990
V. William Hunt                      54         President and Chief Executive Officer (1)                       1980
Raymond P. Mack                      58         Vice President-Human Resources                                  1993
Richard A. Smith                     53         Vice President-Finance and Chief Financial Officer (1)          1990
Ronald R. Snyder                     54         Vice President-General Counsel                                  1992
                                                 and Secretary
E. Leon Viars                        59         Vice President                                                  1995
David S. Hoyte                       52         Vice President                                                  1996
Wesley B. Vance                      41         Vice President                                                  1997
Larry D. Blair                       55         Vice President                                                  1996

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

Market Price Ranges and Quarterly Dividends Paid
(Prices and dividends on common shares)

                                                1998                                            1997
                             -------------------------------------------     ----------------------------------------
                                                    Market Price                                    Market Price
                                              --------------------------                   --------------------------
                              Dividend          High            Low            Dividend       High            Low
                             ------------     ---------     ------------     ------------- ----------    ------------

First Quarter             $      .20       $  40         $  31            $      .19       $  25 7/8     $  21
Second Quarter                   .20          42 3/4        33 7/16              .19          28 3/4        21 7/8
Third Quarter                    .20          42 5/8        35 3/4               .19          39            26 1/4
Fourth Quarter                   .21          44 1/8        31                   .20          41 5/8        31

As of February 23, 1999, Arvin had 4,216 holders of record of its common shares.

Item 6. Selected Financial Data
-------------------------------

Five-Year Consolidated Financial Summary
(In millions, except per share amounts)

                                                            1998            1997           1996            1995          1994
                                                            ----            ----           ----            ----          ----
Operating Results*
Net sales                                          $      2,498.7   $     2,349.0  $     2,212.7   $     1,966.4  $    1,849.5
Interest expense                                             35.8            39.5           38.8            42.5          42.8
Earnings                                                     78.4            65.0           47.1            17.9          24.6
Basic earnings per share                                     3.29            2.83           2.10             .80          1.11
Diluted earnings per share                                   3.23            2.78           2.03             .80          1.10
Dividends declared per common share                           .81             .77            .76             .76           .76
Average basic shares outstanding                             23.8            23.0           22.4            22.3          22.2
Average diluted shares outstanding                           24.2            23.4           24.6            22.4          22.4

Financial Position
Total assets                                       $      1,646.5   $     1,447.1  $     1,307.8   $     1,218.6  $    1,231.5
Short-term debt                                              10.1            55.6           52.6            41.6          25.1
Long-term debt                                              307.7           222.3          294.0           360.7         416.3
Capital securities                                           89.1            98.9              -               -             -
Shareholders' equity                                        563.7           485.2          437.4           395.1         396.3
Book value per common share                                 23.38           20.69          19.38           17.76         17.81

*From continuing operations

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Overview

1998 was another record year for Arvin. Net sales for 1998 increased by six percent to $2.5 billion compared to the prior year's sales of $2.3 billion. This improvement was achieved despite the negative impact of a moderately stronger United States (U.S.) dollar on the translation of foreign sales. On a constant dollar basis, sales increased seven percent. Top line growth was achieved as a result of both recent acquisitions and strength in the original equipment market.

Graphic Table - Bar-graph indicating annual sales for original equipment, replacement, and Other segments, respectively, for the following years, in millions:
    1998    $1,693.0, $685.7, and $120.0
    1997    $1,590.4, $643.4, and $115.2
    1996    $1,507.1, $594.1, and $111.5

Earnings from continuing operations increased by 21 percent to $78.4 million compared to the prior year's earnings from continuing operations of $65.0 million. These results represented a record $3.23 per diluted share in 1998 compared to $2.78 per diluted share in 1997.

Results of Operations  (in millions)
------------------------------------
                                                   1998                 1997                1996
                                              --------------       --------------      --------------
Net Sales by Segment
Automotive Original Equipment                    $1,693.0              $1,590.4            $1,507.1
Automotive Replacement                              685.7                 643.4               594.1
Other                                               120.0                 115.2               111.5
                                              --------------       --------------      --------------
   Total                                         $2,498.7              $2,349.0            $2,212.7
                                              ==============       ==============      ==============

Operating Income by Segment
Automotive Original Equipment                    $   93.8              $   89.7            $   83.0
Automotive Replacement                               72.3                  66.0                38.2
Other                                                 4.6                  15.6                14.7
                                              ==============       ==============      ==============
   Total                                         $  170.7              $  171.3            $  135.9
                                              ==============       ==============      ==============

Graphic Table - Bar-graph indicating annual operating income by segment for original equipment, replacement, and Other, respectively, for the following years, in millions:
   1998    $93.8, $72.3, and $4.6
   1997    $89.7, $66.0, and $15.6
   1996    $83.0, $38.2, and $14.7

Automotive Original Equipment (OE), 1998 vs. 1997: Net sales in the OE segment of $1,693.0 million increased by $102.6 million or six percent over strong sales in 1997. The consolidation of Arvin Exhaust do Brasil Ltda., Arvin-Kayaba, LLC, and Arvin Exhaust Thailand added $24.7 million in revenues. Conversely, the sale of Autocomponents Suspension S.r.l. (Autocomponents) reduced revenues by $16.6 million. Market influences were mixed. In the U.S. and Canada, vehicle production decreased one percent, while new car registrations in Western Europe improved by seven percent as compared to 1997. Selective price concessions, which averaged one percent of OE sales, were more than offset by volume gains of $94.6 million. A strong U.S. dollar had a negative effect on the translation of OE sales. On a constant dollar basis, OE sales grew eight percent. A favorable product mix contributed $37.0 million.

Graphic Table - Pie-graph indicating percentage of 1998 sales by segment from Original Equipment, Replacement, and Other:
Original Equipment    68%
Replacement           27%
Other                  5%

Operating income for the OE segment increased $4.1 million or five percent in 1998 as compared to 1997. Volume gains and a favorable product mix exceeded the impact of selective price concessions by $4.6 million. Manufacturing processes continued to improve through the implementation of Arvin's Total Quality programs, increasing productivity by an estimated $7.2 million. Competitive wage increases and separation costs reduced OE operating profit by $13.0 million. Negotiated raw material price decreases were $6.4 million and reduced warranty costs contributed $9.2 million. Research and development expenses increased $4.6 million. The effect of foreign currency translation reduced OE operating income by approximately two percent and the net effect of acquisitions and dispositions reduced OE operating profit by $3.5 million.

Comparison of the effect of changes in volume from period to period is subject to a number of limitations, principally centered around what constitutes a unit for volume measurement. The appropriate measure of a unit varies over time as products develop, varies among the different countries in which the Company operates, and varies within each operating unit of the Company. As a result, there is a degree of imprecision and subjectivity in estimating the impact of volume changes.

1997 vs. 1996: Sales in the OE segment of $1,590.4 million for 1997 were $83.3 million or six percent higher than OE sales for 1996. The inclusion of a full year's results for Arvin Suspension Systems Italia (ASSI, formerly named Way Assauto S.r.l.) contributed 50 percent of the increase. (ASSI was consolidated in June 1996.) The January 1997 acquisition of a controlling interest in Autocomponents contributed 29 percent of the increase. Sales benefited from higher vehicle build rates in both the United States and Western Europe. Selective price concessions, which averaged less than one percent of OE sales, were more than offset by volume gains of $54.8 million. A strong U.S. dollar had a negative effect on the translation of OE sales. On a constant dollar basis, OE sales grew nine percent. A favorable product mix contributed $31.7 million.

The Company's 1997 OE operating income increased $6.7 million, or eight percent. On a constant dollar basis and excluding the effect of the non-recurring net gain on capital transactions, OE operating income increased $23.6 million, or 28 percent. Negotiated raw material price decreases were a significant driver of the increase, contributing $22.2 million. Improved product mix and volume gains contributed $24.9 million of the increase, while the impact of acquisitions contributed $4.0 million. Selective price concessions coupled with increased tooling costs reduced operating profit by $17.4 million. Labor inflation outpaced productivity gains by $3.9 million. A number of smaller variances account for the remainder of the fluctuation.

Automotive Replacement (Replacement), 1998 vs. 1997: Replacement sales increased from $643.4 million to $685.7 million, a seven-percent increase. The inclusion of a full year's results for Timax Exhaust Systems Holding B.V. (TESH) contributed 60 percent of the increase. (TESH was consolidated in May 1997.) Volume gains, excluding the effect of acquisitions, plus a favorable product mix added $5.8 million to Replacement sales. The Company's ride control business was strong worldwide, while its replacement exhaust sales in Europe had to offset a weak market in North America that saw some price deterioration. Overall, price increases averaged nearly two percent of Replacement sales.

Operating units in the Replacement segment sell their product through a variety of different customer channels including merchandisers, installers, and wholesale distributors. As a result of period to period variations in this channel mix, in addition to normal variations in product mix, the average price of units sold may not correspond to price changes. As in the OE segment, there is also a degree of imprecision and subjectivity in estimating the impact of period to period volume changes, principally because of questions as to what constitutes a unit for volume measurement. The appropriate measure of a unit varies over time as products develop, varies among the different countries in which the Company operates, and varies within each operating unit of the Company.

Graphic Table - Pie-graph indicating percentage of 1998 operating income by segment from Original Equipment, Replacement, and Other:
Original Equipment            55%
Replacement                   42%
Other                          3%

Operating income in the Replacement segment increased during 1998 by $6.3 million, or 10 percent. Favorable pricing actions contributed $12.8 million to Replacement operating income, which was partially offset by labor inflation and the costs of obtaining new business totaling $6.3 million.

1997 vs. 1996: Replacement sales increased eight percent to $643.4 million. The Company's 1997 acquisition of a controlling interest in TESH added $49.2 million to Replacement sales. Favorable pricing actions, plus a favorable product mix, contributed a total of $23.7 million, which was offset by unfavorable currency translation rates and a decline in the overall North American replacement market.

Operating income in the Replacement segment increased $27.8 million during 1997. Favorable pricing actions and productivity improvements accounted for 83 percent of the increase. Volume reductions and labor inflation totaled $9.6 million, but were more than offset by a number of small expense decreases.

Other, 1998 vs. 1997: Other sales increased from $115.2 million to $120.0 million, a four-percent increase. A favorable product mix contributed $8.5 million to Other sales, which was partially offset by reduced volume of $5.0 million. Price increases averaged one percent.

Other operating profit decreased by $11.0 million during 1998. Excluding non-recurring items of a $5.0 million increase in current year reserves for legal and environmental issues and a $3.4 million gain recorded in 1997 related to the sale of certain capital assets, operating profit decreased $2.6 million. Favorable pricing and a strong product mix, which contributed $4.6 million, were more than offset by productivity losses related to the start-up of a new plant facility.

1997 vs. 1996: Other sales increased during 1997 by $3.7 million, or three percent. Volume gains contributed $6.6 million to Other sales, which was partially offset by price reductions of $2.8 million.

Other operating income increased by $.9 million during 1997, a six-percent increase. Excluding the non-recurring gain of $3.4 million for the 1997 sale of certain capital assets, operating profit decreased $2.5 million. Volume gains and lower raw material costs contributed $5.1 million, which was partially offset by price reductions. Start-up costs related to expanding the Company's capacity and geographic reach were the primary reason for the remainder of the variance.

Corporate general and administrative expenses increased $5.3 and $1.4 million in 1998 and 1997, respectively. The increase in both years was primarily due to personnel and professional service expenditures.

Net gain on capital transactions for 1998 represents a $5.5 million gain for the early redemption of the Company's investment in preferred stock received in conjunction with the 1995 sale of Arvin's Schrader Automotive unit. During 1997, the Company reported a $3.7 million gain on the sale of capital assets and a write down of $1.5 million in the carrying value of a non-controlled venture in the South American exhaust market. The $10.8 million gain reported in 1996 resulted from the Company's sale of its 31.4 percent equity interest in Fric Rot S.A.I.C.

Interest expense: During 1998 interest expense decreased by nine percent as a result of lower average borrowing rates on slightly higher average interest-bearing liabilities. During 1997 interest expense increased approximately two percent as a result of higher average borrowing rates on the Company's outstanding interest-bearing liabilities.

Other expense, net decreased by $2.9 million in 1998. An increase in interest income, plus net currency gains, contributed $2.9 million to the decrease in net expense. Other expense was further reduced by a $1.9 million decrease in fees related to discounted receivables and a non-recurring reserve of $1.8 million that the Company booked in 1997 for an estimated future obligation under a contractual agreement deemed to be completed. Other expense increased $3.6 million as a result of separation expenses, $3.0 million due to the write-off of certain assets, and $1.1 million due to the repurchase of high-coupon debt and capital securities. In addition to these items, there were a number of small expense decreases and reclassifications.

Other expense, net increased $2.6 million in 1997. Reduced royalty and rent income of $1.4 and $1.3 million, respectively, were offset by increased interest income in 1997. Other expense was higher in 1997, in part due to a $3.0 million increase in legal and environmental reserves. Conversely, other expense was lower in 1997 due to a non-recurring reserve of $2.6 million in 1996 for future lease commitments at abandoned or under-utilized properties. As previously discussed, other expense during 1997 includes a $1.8 million contract reserve.

Tax expense: The Company's effective tax rate, prior to capital loss carryforward utilizations, was 35.7, 36.2, and 37.0 percent in 1998, 1997, and 1996, respectively. The effective tax rate after the effect of capital loss carryforward utilizations was 34.0, 34.9, and 30.7 percent in 1998, 1997, and 1996, respectively.

Equity earnings of affiliates was essentially flat for 1998 as compared to 1997 and for 1997 as compared to 1996. The net impact on comparative results of affiliates consolidated during 1998 and 1997 was negligible. Equity earnings from affiliates for 1997 includes an intangible asset write-off, a reduction in profits of a U.S. OE affiliate, and the elimination of a tax valuation allowance in the amounts of $3.2, $1.2 and $4.7 million, respectively.

Minority interest in net income of consolidated subsidiaries decreased $2.7 million in 1998 and increased $1.3 million in 1997. The 1998 decrease was due to the acquisitions of Autocomponents and TESH in March 1998 and in May 1997, respectively. Minority interest was also lower as a result of the formation of Arvin-Kayaba; however, this decrease was offset by increased earnings from the Company's 75 percent owned Spanish subsidiary, AP Amortiguadores, S.A. (APA). The 1997 increase was primarily a result of the consolidation of Autocomponents and increased earnings from APA.

Income from disposal of discontinued operations in 1997 represents a previously deferred gain on the sale of Space Industries.

Liquidity and Capital Resources:

Arvin's operations provided strong cash flows in 1998, 1997, and 1996 primarily as a result of the Company's higher net income and continued emphasis on high asset utilization and working capital management. Key elements of the Consolidated Statement of Cash Flows were:

                                                        1998      1997     1996
                                                        ----      ----     ----
Net Cash Provided by Operating Activities            $ 164.4   $ 194.9  $ 158.9
Net Cash Used for Investing Activities                (216.7)   (116.6)   (69.9)
Net Cash Provided by (Used for) Financing Activities    51.8      (7.2)   (65.5)

Investing cash flows include purchases of property, plant and equipment in 1998, 1997, and 1996 of $123.2, $96.9, and $79.1 million, respectively. The Company expects increased levels of capital expenditures in 1999 to support new business requirements and process improvements. Investing cash flows for 1998 also includes proceeds of $9.6 million from the redemption of the Company's investment in preferred stock received in connection with the 1995 sale of Schrader (see Note 4 to the Consolidated Financial Statements). During 1998, investments totaling $85.6 million were made in several joint ventures, including an additional investment in the Company's Arvin Exhaust Germany affiliate and a new investment in Zeuna Starker (see Note 3 to the Consolidated Financial Statements). Arvin also acquired several business operations during 1998, with cash payments totaling $29.3 million, net of cash acquired (see Note 2 to the Consolidated Financial Statements). Finally, investing cash flows include cash proceeds of $6.9 million from the sale of Autocomponents, net of cash sold (see Note 2 to the Consolidated Financial Statements).

During the first quarter of 1999, Arvin acquired the Purolator Products automotive filter business from Mark IV Industries, Inc. The transaction value of $276 million included the assumption of $6 million in debt. The transaction was funded with a bridge facility provided by the co-lead agents on the Company's revolving credit facility. Arvin expects permanent financing during 1999 to replace all or part of the bridge facility.

Financing cash flows include changes in the Company's debt structure, which are more fully described in Note 6 to the Consolidated Financial Statements. The proceeds from long-term borrowings reflect the issuance of $100 million 6 3/4 percent Notes due March 15, 2008. During 1998 the Company paid $54.2 million to retire current maturities of long-term debt and $24.0 million to repurchase high coupon debt and capital securities. Financing cash flows also include Arvin's quarterly dividend to shareholders, which was increased five percent during 1998 from 20 cents to 21 cents per share. Based on the Company's projected cash flow from operations and existing investments and financing credit facility arrangements, management believes that, once the bridge facility is replaced, sufficient liquidity is available to meet anticipated capital and dividend requirements over the foreseeable future.

Graphic Table - Bar-graph indicating the components of capitalization for the following years, in millions:
                                                 1998         1997         1996
                                                 ----         ----         ----
Short-term debt and current maturities       $   10.1       $ 55.6       $ 52.6
Long-term debt                                  307.7        222.3        294.0
Capital securities (Note 6)                      89.1         98.9            -
Minority interest                                57.1         12.4         34.2
Shareholders' equity                            563.7        485.2        437.4
                                             --------      -------      -------
Total capitalization                         $1,027.7       $874.4       $818.2
                                             ========      =======      =======


Financial Instruments and Risk Management: The Company uses financial derivatives to manage its interest rate and global foreign exchange exposure. Interest rate swaps and options are used principally to manage the Company's floating rate exposure and to hedge anticipated debt issuance transactions. Forward exchange contracts and cross-currency options serve primarily to protect the functional currency value of non-functional currency positions and anticipated transactions of the Company and its foreign subsidiaries. The Company does not hold or issue derivative financial instruments for trading purposes or use leveraged derivatives in its financial risk management program.

Interest Rate Risk Management: Arvin relies significantly on long-term fixed-rate debt in its capital structure. The Company uses interest rate swaps to manage the fixed-rate to floating-rate balance of its interest sensitive liabilities. The Company's outstanding interest-sensitive financial instruments as of January 3, 1999, are reflected in Note 6 to the financial statements. In addition to items included in the table presented in Note 6, Arvin also had $90 million par value of 9.5 percent Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely Subordinated Debentures of the Company (Capital Securities) due 2027, callable in 2007, and one interest rate swap agreement with a notional amount of $25 million outstanding at year-end. Under the terms of the interest rate swap, Arvin receives a fixed rate of 6.75 percent for three years and pays a LIBOR-based floating rate which resets every six months. The swap agreement matures on April 25, 2000.

At January 3, 1999 the fair value of long-term debt, including that due within one year, plus Capital Securities and swaps approximated $432.8 million. The carrying value at that date was $406.9 million. The fair value was estimated using quoted market prices and discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of lending arrangements. Changes in interest rates that may occur within the next 12 months will have a minimal effect on future interest expense based upon Arvin's year-end borrowing structure. If interest rates rise immediately by a 10 percent increment across the entire yield curve, Arvin's interest expense will increase, and thus pre-tax earnings will decrease, by less than $.1 million in 1999.


The Company may borrow up to $100 million under its multi-currency credit facility agreement, which matures on August 27, 2002. No borrowings were outstanding under this facility at year-end. If the facility fee were priced at current market levels, the incremental cost to Arvin would be approximately 5 basis points annually on the total facility.

Foreign Exchange Risk Management: At year-end 1998, the Company had forward foreign exchange contracts totaling $157.6 million outstanding to hedge certain financial and operating transactions denominated in currencies other than various functional currencies. The full amount of the forward contracts at year-end 1998 hedged existing non-functional currency denominated assets and liabilities. The market value of the contracts at year-end totaled $.3 million. Over 80 percent of the contracts outstanding at year-end matured within one month thereafter. The furthest maturity date is July 6, 1999. The Company manages its exposure to foreign currency fluctuations for existing transactions by limiting each operating unit's booked exposure to a specified level for each non-functional currency. The following table lists the net positions of forward contracts outstanding by currency with the Euro legacy currencies combined.

             Currency                                  Net Position in
                                                  Millions, local currency
 -----------------------------------          --------------------------------
             Euro                                        EUR  (54.0)
             Canadian Dollar                             CAD   42.9
             Great Britain Pound                         GBP   21.1
             U.S. Dollar                                 USD   (0.2)


Although the Company used forward contracts during 1998 to hedge anticipated non-functional currency denominated transactions, there were none outstanding at year-end. Arvin manages the foreign currency risk of anticipated transactions by forecasting such cash flows at the operating entity level, compiling the total Company exposure and entering into forward foreign exchange contracts to lessen foreign exchange exposures deemed excessive.

During 1998, the Company also used foreign exchange options to reduce the Company's exposure to changes in exchange rates. These option contracts were principally in the major European currencies, and were written for a term of less than one year. There were no option contracts outstanding at year-end 1998.

Legal/Environmental Matters: The Company and its consolidated subsidiaries are defending various environmental claims and legal actions that arise in the normal course of business or from previously owned businesses. Such matters are more fully described in Note 8 to the Consolidated Financial Statements. Arvin expects that any sum it may be required to pay in excess of its recorded reserves will not have a material adverse effect on its results of operations, cash flows, or financial condition.

Year 2000: During 1997, Arvin named a task force and began actively working with customers, suppliers, and employees on Arvin's plan to address both information technology (IT) and non-IT related Year 2000 issues. Non-IT systems include, but are not limited to, those systems that are not commonly thought of as IT systems, such as manufacturing equipment, building access, telephone systems and other miscellaneous systems. Except for one location where new systems are being implemented, the Company has essentially completed the remediation, testing and implementation phase of the Year 2000 project as of the end of 1998 for both IT and non-IT systems. These phases represent 90 percent of Arvin's Year 2000 project and involved taking an inventory of all potentially affected systems, identifying potential Year 2000 issues, fixing or replacing such problems, and testing the changes made. The final 10 percent of the Year 2000 project, auditing, is scheduled for completion during 1999. This phase will consist of Arvin conducting self-assessment reviews, performing comprehensive tests of the IT systems in a Year 2000 simulated environment, reviewing the results of such testing, and putting in place any necessary contingency plans. Given the progress on this project, the Company plans to assess the need for a formal contingency plan in June 1999 and will analyze what the worst case scenario would be if the Company's Year 2000 project were not completed as scheduled at that time.

The Company has developed a Year 2000 process for dealing with its key suppliers. The process generally involves the following steps: (1) initial supplier survey, (2) risk assessment, and (3) auditing critical suppliers. The first two steps are essentially complete and the audits are expected to be completed by the end of the first half of 1999. Contingent plans for non-compliant suppliers will be developed as the audits are completed. These activities provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure. The Company continues to work with major customers on ensuring that its electronic exchanges of data will continue to work.

Expenses of the Year 2000 project are expensed as incurred. To date, approximately three million dollars has been expensed for this project. The Company expects that an additional one million dollars will be expensed during 1999 to complete this project. Capital expenditures are generally replacing fully depreciated assets and have not had a material effect on the Company's results of operations, cash flows, or financial condition and are not expected to in the future.

European Union Conversion to the Euro: The Euro was introduced in eleven participating EMU member countries in January 1999 and a fixed conversion rate was established between the legacy currencies and the Euro. The legacy currencies will continue to be used as legal tender through January 1, 2002. During 1998, Arvin created a working group and began actively working to address the Euro conversion by contacting customers and suppliers and assessing internal systems to accomplish conversion requirements. Effective January 1999, all Arvin European locations in the participating countries are Euro capable. Full conversion to use the Euro as the functional currency in the affected Arvin locations has been or will be phased-in between January 1999 and January 2002.

The Company is addressing the strategic, as well as the competitive and operational implications of the Euro's introduction, such as increased cross-border price transparency, marketing strategy, currency exchange risk and material contracts as a part of its review. The Company has developed a process for dealing with its key customers and has, as required, updated IT to handle accounting for the Euro. The costs associated with the conversion to the Euro are expected to approximate $.5 million, of which approximately $.2 million has already been spent. The Company does not expect that the potential risks related to conversion will have a material impact on earnings.

Impact of New Accounting Standards: In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. This statement will be applied prospectively and is effective for financial statements for fiscal years beginning after December 15, 1998. The impact of this new standard is not expected to have a significant effect on Arvin's financial position or results of operations.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred. This statement is effective for financial statements for fiscal years beginning after December 15, 1998. The statement requires capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Arvin adopted the provisions of SOP 98-5 at the beginning of fiscal 1999. In conjunction with the adoption of SOP 98-5, the Company wrote off $.8 million of previously capitalized costs related to start-up activities.

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


Forward-Looking Statements:
Certain information and statements included or implied are forward looking and involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these statements. These forward-looking statements are identified by their use of terms and phrases such as "expected," "expect," "should," plans," "estimated earnings," "anticipate," and "believe." Information about potential factors identified by the Company, which would affect the actual financial results, are filed herewith as Exhibit 99.


Item 7A.  Quantitative and Qualitative disclosures about Market Risk
--------------------------------------------------------------------

See "Financial Instruments and Risk Management" under the Liquidity and Capital Resources section of Item 7.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

                                                                        Page No.

Index to Consolidated Financial Statements

Consolidated Financial Statements:
    Consolidated Statement of Operations for each of the three
      years in the period ended January 3, 1999                            19

    Consolidated Statement of Financial Condition at
      January 3, 1999 and December 28, 1997                                20

    Consolidated Statement of Shareholders' Equity for each
       of the three years in the period ended January 3, 1999              21

    Consolidated Statement of Cash Flows for each of the
       three years in the period ended January 3, 1999                     22

    Notes to Consolidated Financial Statements                             23

    Report of Independent Accountants                                      39

Financial Statement Schedule:
    For each of the three years in the period ended January 3, 1999
      II  Valuation and Qualifying Accounts                                40

Supplementary Data:
    Selected Quarterly Financial Data                                      41


Financial statements of unconsolidated affiliates have been omitted because the registrant's proportionate share of the income from continuing operations before income taxes is less than 20 percent of the respective consolidated amount, and of the investment in and advances to each such company is less than 20 percent of consolidated total assets.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not applicable or the required information is shown in the financial statements or the notes thereto.

Arvin Industries, Inc.
Consolidated Statement of Operations
(Dollars in millions, except per share amounts)

                                                                                 1998              1997              1996
-------------------------------------------------------------------------------------------------------------------------------

Net Sales                                                                 $        2,498.7  $        2,349.0  $        2,212.7
Costs and Expenses:
 Cost of goods sold                                                                2,128.5           2,014.9           1,940.2
 Selling, operating general and administrative                                       191.5             165.6             151.1
 Corporate general and administrative                                                 24.3              19.0              17.6
 Net gain on capital transactions                                                     (5.5)             (2.2)            (10.8)
 Interest expense                                                                     35.8              39.5              38.8
 Other expense, net                                                                   11.4              14.3              11.7
-------------------------------------------------------------------------------------------------------------------------------
                                                                                   2,386.0           2,251.1           2,148.6
-------------------------------------------------------------------------------------------------------------------------------
Earnings from Continuing
 Operations Before Income Taxes                                                      112.7              97.9              64.1
 Income taxes                                                                        (38.3)            (34.2)            (19.7)
 Minority interest in net income
  of consolidated subsidiaries                                                        (1.1)             (3.8)             (2.5)
 Equity earnings of affiliates                                                         5.1               5.1               5.2
-------------------------------------------------------------------------------------------------------------------------------
Earnings from Continuing Operations                                                   78.4              65.0              47.1
-------------------------------------------------------------------------------------------------------------------------------

 Income from disposal of discontinued operations, net of
  income tax expense of $0 in 1997                                                       -               1.6                 -
-------------------------------------------------------------------------------------------------------------------------------
Net Earnings                                                              $           78.4  $           66.6  $           47.1
===============================================================================================================================
Earnings per Common Share
Basic:
 Continuing operations                                                    $           3.29  $           2.83  $           2.10
 Discontinued operations                                                                 -               .07                 -
-------------------------------------------------------------------------------------------------------------------------------
      Total - Basic                                                       $           3.29  $           2.90  $           2.10
===============================================================================================================================

Diluted:
 Continuing operations                                                    $           3.23  $           2.78  $           2.03
 Discontinued operations                                                                 -               .07                 -
-------------------------------------------------------------------------------------------------------------------------------
      Total - Diluted                                                     $           3.23  $           2.85  $           2.03
===============================================================================================================================

Average Common Shares Outstanding (000's)
 Basic                                                                              23,835            22,970            22,385
 Diluted                                                                            24,249            23,382            24,615

See notes to consolidated financial statements.

Arvin Industries, Inc.
Consolidated Statement of Financial Condition
(Dollars in millions, except per share amounts)
                                                                                                   Year Ended
                                                                                             1/3/99         12/28/97
-----------------------------------------------------------------------------------------------------------------------
Assets:
Current Assets:
 Cash and cash equivalents                                                               $       107.0  $        108.9
 Receivables, net of allowances of $8.1 and $5.6, respectively                                   319.0           354.6
 Inventories                                                                                     151.3           124.5
 Current income tax benefit                                                                       36.2            30.9
 Other current assets                                                                             67.5            50.5
-----------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                       681.0           669.4
-----------------------------------------------------------------------------------------------------------------------
Non-Current Assets:
 Property, plant and equipment:
  Land and buildings                                                                             226.3           203.0
  Machinery and equipment                                                                        974.7           876.6
  Construction in progress                                                                        88.8            53.9
-----------------------------------------------------------------------------------------------------------------------
                                                                                               1,289.8         1,133.5
      Less accumulated depreciation                                                              704.0           632.1
-----------------------------------------------------------------------------------------------------------------------
                                                                                                 585.8           501.4
Goodwill, net of accumulated amortization of $42.5 and $36.5, respectively                       170.2           165.9
Investment in affiliates                                                                         148.2            53.9
Other assets                                                                                      61.3            56.5
-----------------------------------------------------------------------------------------------------------------------
      Total non-current assets                                                                   965.5           777.7
-----------------------------------------------------------------------------------------------------------------------
                                                                                         $     1,646.5  $      1,447.1
=======================================================================================================================
Liabilities and Shareholders' Equity:
Current Liabilities:
 Short-term debt                                                                         $        10.1  $         55.6
 Accounts payable                                                                                337.9           303.3
 Employee-related costs                                                                           63.3            57.6
 Accrued expenses                                                                                105.6           104.7
-----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                                  516.9           521.2
-----------------------------------------------------------------------------------------------------------------------
Long-term employee benefits                                                                       70.4            66.7
Other long-term liabilities                                                                       41.6            40.4
Long-term debt                                                                                   307.7           222.3
Minority interest                                                                                 57.1            12.4
Company-obligated mandatorily redeemable preferred capital securities
  of subsidiary trust holding solely subordinated debentures of the Company                       89.1            98.9
Commitments and contingencies (Note 8)
Shareholders' Equity:
 Capital Stock:
  Preferred shares (no par value, authorized 8,978,058;
    none issued and outstanding)                                                                     -               -
  Common shares ($2.50 par value, authorized 50,000,000;
    issued 27,525,203 in 1998 and 26,225,567 in 1997)                                             68.8            65.6
 Capital in excess of par value                                                                  305.2           248.8
 Retained earnings                                                                               334.3           275.1
 Cumulative translation adjustment                                                               (41.3)          (41.8)
 Employee stock benefit trust                                                                    (64.7)          (25.6)
 Common shares held in treasury                                                                  (38.6)          (36.9)
-----------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                                 563.7           485.2
-----------------------------------------------------------------------------------------------------------------------
                                                                                         $     1,646.5  $      1,447.1
=======================================================================================================================

See notes to consolidated financial statements.

Arvin Industries, Inc.
Consolidated Statement of Shareholders' Equity
(Dollars in millions, except per share amounts)
                                                                         Year Ended
                                       ---------------------------------------------------------------------------------------

                                                 1/3/99               12/28/97                     12/29/96
                                       ----------------------------  ---------------------------  ----------------------------
                                                            Other                         Other                        Other
                                                            Comprehensive                 Comprehensive                Comprehensive
                                         Shares     Amount  Income     Shares     Amount  Income    Shares      Amount Income
-------------------------------------- ------------ ----------------------------  ----------------------------  -----------------
Common Shares:
 Beginning balance                      26,225,567 $ 65.6            26,149,217 $  65.4            24,228,602 $  60.6
 Shares issued to employee stock
  benefit trust                          1,300,000    3.2                     -       -             1,800,000     4.5
 Exercise of stock options                       -      -                 4,700       -                56,900      .1
 Incentive compensation paid in stock            -      -                71,650      .2                     -       -
 Conversion of 7.5% convertible
   subordinated debentures                       -      -                     -       -                63,715      .2
 Other adjustments                            (364)     -                     -       -                     -       -
---------------------------------------------------------------------------------------------------------------------------------
   Ending balance                       27,525,203   68.8            26,225,567    65.6            26,149,217    65.4
---------------------------------------------------------------------------------------------------------------------------------
Capital in Excess of Par Value:
 Beginning balance                                  248.8                         247.3                         207.4
 Shares issued to employee stock
  benefit trust                                      51.7                             -                          37.7
 Exercise of stock options                            2.6                            .3                            .9
 Shares issued to employee benefit plan               1.1                           (.1)                          (.3)
 Incentive compensation paid in stock                  .6                           1.3                             -
 Shares contributed to charitable
  foundation                                           .4                             -                           (.1)
 Conversion of 7.5% convertible
  subordinated debentures                               -                             -                           1.7
---------------------------------------------------------------------------------------------------------------------------------
   Ending balance                                   305.2                         248.8                         247.3
---------------------------------------------------------------------------------------------------------------------------------
Retained Earnings:
 Beginning balance                                  275.1                         226.2                         196.2
 Net earnings                                        78.4    $78.4                 66.6   $66.6                  47.1   $47.1
 Cash dividends ($.81 per share in 1998,
   $.77 per share in 1997 and $.76 per
   share in 1996)                                   (19.2)                        (17.7)                        (17.1)
---------------------------------------------------------------------------------------------------------------------------------
   Ending balance                                   334.3                         275.1                         226.2
---------------------------------------------------------------------------------------------------------------------------------
Cumulative Translation Adjustment:
 Beginning balance                                  (41.8)                        (19.9)                        (24.6)
 Translation adjustments during the year               .5       .5                (21.9)  (21.9)                  4.7     4.7
---------------------------------------------------------------------------------------------------------------------------------
   Ending balance                                   (41.3)                        (41.8)                        (19.9)
---------------------------------------------------------------------------------------------------------------------------------
 Comprehensive Income                                        $78.9                        $44.7                         $51.8
                                                            =======                       ======                       =======
Employee Stock Benefit Trust:
 Beginning balance                      (1,098,954) (25.6)           (1,800,000)  (42.2)                    -       -
 Establishment of trust                          -      -                     -       -            (1,800,000)  (42.2)
 Additional issuance to trust           (1,300,000) (55.0)                    -       -                     -       -
 Exercise of stock options                 575,946   13.5               634,935    14.9                     -       -
 Shares contributed to employee
  benefit plan                              70,786    1.7                66,111     1.7                     -       -
 Incentive compensation paid in stock       38,725     .7                     -       -                     -       -
---------------------------------------------------------------------------------------------------------------------------------
   Ending balance                       (1,713,497) (64.7)           (1,098,954)  (25.6)           (1,800,000)  (42.2)
---------------------------------------------------------------------------------------------------------------------------------
Common Shares in Treasury:
 Beginning balance                      (1,671,579) (36.9)           (1,776,737)  (39.4)           (1,977,366)  (44.5)
 Stock exchanged for stock options
  exercised                                (52,878)  (2.4)              (30,410)   (1.0)               (7,161)    (.2)
 Shares contributed to employee
  benefit plan                               4,268     .1               135,568     3.5               160,650     4.1
 Shares contributed to charitable
  foundation                                24,575     .6                     -       -                47,140     1.2
 Shares acquired                            (5,000)     -                     -       -                     -       -
---------------------------------------------------------------------------------------------------------------------------------
   Ending balance                       (1,700,614) (38.6)           (1,671,579)  (36.9)           (1,776,737)  (39.4)
---------------------------------------------------------------------------------------------------------------------------------

    Total Shareholders' Equity                     $563.7                       $ 485.2                       $ 437.4
=================================================================================================================================

See notes to consolidated financial statements.

Arvin Industries, Inc.
Consolidated Statement of Cash Flows
(Dollars in millions)
                                                                                       1998             1997             1996
----------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
 Net earnings                                                                     $        78.4    $        66.6    $        47.1
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation                                                                            84.8             79.1             73.9
   Amortization                                                                             6.1              6.5              5.8
   Minority interest                                                                        1.1              3.8              2.5
   Gain on investment                                                                      (5.5)               -                -
   Other                                                                                   (1.3)             5.9              7.4
   Changes in operating assets and liabilities:
     Receivables                                                                           (3.7)           (16.3)            (8.4)
     Inventories and other current assets                                                 (37.0)             (.7)              .7
     Accounts payable                                                                      36.6             35.1             20.9
     Other accrued expenses                                                                  .7             16.7               .5
     Income taxes payable and deferred taxes                                                4.2             (1.8)             8.5
----------------------------------------------------------------------------------------------------------------------------------
           Net Cash Provided by Operating Activities                                      164.4            194.9            158.9
----------------------------------------------------------------------------------------------------------------------------------

Investing Activities:
   Purchase of property, plant and equipment                                             (123.2)           (96.9)           (79.1)
   Proceeds from sale of property, plant and equipment                                      5.3              3.1              5.4
   Proceeds from redemption of investment                                                   9.6                -                -
   Investments in affiliates                                                              (85.6)           (11.1)            (8.5)
   Business acquisitions, net of cash acquired                                            (29.3)           (19.5)            (8.0)
   Cash proceeds from sale of businesses, net
        of cash balances of businesses sold                                                 6.9              3.7             19.3
   Other                                                                                    (.4)             4.1              1.0
----------------------------------------------------------------------------------------------------------------------------------
         Net Cash Used for Investing Activities                                          (216.7)          (116.6)           (69.9)
----------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
   Change in short-term debt, net                                                           6.5            (45.7)            17.7
   Proceeds from long-term financings                                                     101.2            101.8              3.2
   Principal payments on long-term financings                                             (78.2)           (38.0)           (87.4)
   Change in discounted receivables                                                        33.9            (17.3)            14.7
   Dividends paid                                                                         (24.1)           (17.3)           (12.9)
   Other                                                                                   12.5              9.3              (.8)
----------------------------------------------------------------------------------------------------------------------------------
    Net Cash Provided by (Used for) Financing Activities                                   51.8             (7.2)           (65.5)
----------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents:
   Effect of exchange rate changes on cash                                                 (1.4)            (1.6)              .7
----------------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease)                                                                 (1.9)            69.5             24.2
   Beginning of the year                                                                  108.9             39.4             15.2
----------------------------------------------------------------------------------------------------------------------------------
         End of the year                                                          $       107.0    $       108.9    $        39.4
==================================================================================================================================

Income tax payments totaled $35.5 in 1998, $44.0 in 1997, and $13.6 in 1996. Interest payments totaled $42.6 in 1998, $33.1 in 1997, and $40.8 in 1996. See notes to consolidated financial statements.

Arvin Industries, Inc.
Notes to Consolidated Financial Statements

(Dollar amounts in millions unless noted otherwise)

Note 1 - Significant Accounting Policies:

Principles of Consolidation: The consolidated financial statements include the accounts of Arvin Industries, Inc. and its majority-owned and controlled subsidiaries. Affiliated companies (20 to 50 percent owned) are generally accounted for on the equity method.

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

Inventories: Substantially all inventories located in the United States (U.S.) are valued under the last-in, first-out (LIFO) cost method. The remaining inventories are valued primarily on a first-in, first-out (FIFO) basis. It is impractical to classify LIFO inventories into the finished goods, work in process, and raw material components since, in determining the overall index, the Company uses the method of pooling by individual inventory components.

At year-end 1998 and 1997, $61.0 and $55.4 million of total inventories were stated on the LIFO method. The current costs of these inventories exceeded their LIFO value by $5.5 and $5.0 million at year-end 1998 and 1997, respectively.

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

Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against earnings in 1998, 1997, and 1996 were $29.0, $25.3 and $26.2 million, respectively.

Earnings Per Share: Basic earnings per share are based on the weighted-average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted-average number of common and common equivalent shares (principally stock option related) outstanding during the year.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations for continuing operations.

                                                  1998                        1997                        1996
                                         ------------------------    ------------------------    ------------------------
                                           Income      Shares          Income       Shares         Income       Shares
                                           ------      ------          ------       ------         ------       ------
Basic EPS                                     $78.4       23,835           $65.0      22,970           $47.1      22,385
Effect of Dilutive Securities:
  Options                                         -          414               -         412               -         131
  7.5% convertible debentures                     -            -               -           -             2.9       2,099
                                         =========== ============    ============ ===========    ============ ===========
Diluted EPS                                   $78.4       24,249           $65.0      23,382           $50.0      24,615
                                         =========== ============    ============ ===========    ============ ===========

Reclassifications: Certain amounts in the accompanying financial statements and notes thereto have been reclassified to conform to the current year presentation.

Fiscal Year: Arvin's fiscal year ends on the Sunday nearest to December 31. Fiscal 1998 consisted of 53 weeks.


Note 2 - Acquisitions, Divestitures and Discontinued Operations:

In November 1998 Arvin formed a joint venture with Kayaba Industry Co., Ltd., of Tokyo, Japan to meet the ride control product demands of North American passenger car and light truck manufacturers. The joint venture, Arvin-Kayaba, LLC (A-K), includes Kayaba's operation in Franklin, Indiana and the Arvin Ride Control U.S. operation in Pulaski, Tennessee. Arvin contributed $50.1 million in net assets from its Pulaski operation to acquire 50.1 percent ownership in A-K. There was no gain or loss recorded as a result of this business combination. The results of A-K's operations have been included in the consolidated financial statements since the date of acquisition.

Also in November 1998, Arvin purchased the remaining 60 percent ownership interest of its Thailand-based joint venture, Able-Arvin Company Limited, for $3.9 million. Able-Arvin, renamed Arvin Exhaust Thailand, is located in Rayong, Thailand where it manufactures and sells exhaust assemblies. This acquisition was accounted for under the purchase method and the results of Arvin Exhaust Thailand have been included in the consolidated financial statements since the date of acquisition.

In July 1998 Arvin entered into a stock purchase agreement to acquire the remaining 60 percent of COFAP-Arvin Sistemas de Exaustao Ltda. for a purchase price of $16.4 million. COFAP-Arvin, renamed Arvin Exhaust do Brasil Ltda., is located in Minas Gerais, Brazil, where it manufactures original equipment exhaust products. Goodwill resulting from this transaction is being amortized using the straight-line method over a 40-year period. This acquisition was accounted for under the purchase method and the results of Arvin Exhaust do Brasil have been included in the consolidated financial statements since the date of acquisition.

Also in July 1998, Arvin sold its shares in Autocomponents Suspension S.r.l. (Autocomponents), an original equipment ride control manufacturing facility in Melfi, Italy, for $11.6 million. No gain or loss resulted from this transaction. Arvin increased its 49.9 percent share in Autocomponents to 54.9 percent in January 1997 for $1.8 million. The remaining interest was purchased in March 1998 for $4.9 million.

In March 1998 Arvin purchased the remaining 45.1 percent ownership interest in Way Assauto S.r.l. for $3.8 million. Way Assauto, renamed Arvin Suspension Systems Italia (ASSI), is located in Asti, Italy, and it manufactures ride control products primarily for the original equipment market. Arvin had increased its ownership of ASSI from 49.9 percent to 54.9 percent in June 1996 for $8.0 million.

During the third quarter of 1997, Arvin reported $1.6 million of income from the disposal of discontinued operations. This income represented a deferred gain on the sale of Space Industries International, Inc. (SII). Arvin sold its ownership interest in SII in September 1995.

In May 1997 Arvin exercised its option to purchase the remaining 50 percent of Timax Exhaust Systems Holding B.V. (TESH) for a total purchase price of $28.3 million, which included a cash payment of $20.9 million. TESH, now known as Arvin Replacement Products - European Exhaust, serves the replacement exhaust markets from facilities in Italy, France, and the United Kingdom.



Note 3 - Investments in Affiliates:

In December 1998 Arvin entered into a cooperative agreement with Zeuna Starker GmbH & Co. KG (Zeuna Starker), whereby Arvin purchased a 49 percent interest in Zeuna Starker. Zeuna Starker is a premier exhaust systems supplier headquartered in Augsburg, Germany. It has manufacturing facilities in Germany, South Africa, Italy, Hungary, and the United States. The investment in Zeuna Starker is being accounted for by the equity method and goodwill resulting from this transaction is being amortized using the straight-line method over a 40-year period. Earnings of Zeuna Starker, net of goodwill amortization, had no effect on Arvin's 1998 income.

In September 1998, the Company invested an additional $13.8 million in its 50-percent owned Arvin Exhaust Germany affiliate.

During 1998, the Company also made several small investments in other existing affiliates totaling $4.3 million. There was no change in the Company's ownership percentage in any affiliate as a result of these additional investments.

The Company has investments in affiliates that are accounted for on the equity method. The affiliates are engaged in the manufacture and sale of automotive exhaust and ride control products. Equity affiliates include Arvin Sango Inc. (50%), Arvin Exhaust GmbH (50%), Zeuna Starker (49%), Gabriel de Venezuela (42%), Gabriel Mexico S.A. (40%), and Kayaba Arvin, S.A. (40%). Equity earnings from affiliates for 1997 includes an intangible asset write-off and the elimination of a tax valuation allowance in the amounts of $3.2 and $4.7 million, respectively.

The Company's total investment in affiliates includes the unamortized excess of the Company's investment over its equity in the affiliates' net assets. This excess was approximately $47 million at January 3, 1999, and is being amortized on a straight-line basis over estimated economic lives of up to 40 years. In 1998, 1997, and 1996, the Company received dividends from affiliates of $3.6, $2.2, and $3.4 million, respectively.

Summarized financial information of affiliates is presented below. The change in summarized financial information for year-end 1998 is primarily attributable to the consolidation of Arvin Exhaust do Brasil in July and the addition of Zeuna
Starker at the end of the year.

                                                                        1998           1997        1996
                                                                        ----           ----        ----
Condensed Statement of Operations:
Net sales                                                       $      362.4   $      360.5  $       408.7
Gross profit                                                            41.1           57.8           82.8
Net earnings                                                            11.2           14.3           10.9

Condensed Statement of Financial Condition:
Current assets                                                  $      218.6   $      137.1  $       107.5
Non-current assets                                                     220.7          114.0          180.6
                                                                   ==========     ==========    ===========
                                                                $      439.3   $      251.1  $       288.1
                                                                   ==========     ==========    ===========

Current liabilities                                             $      168.0   $       76.0  $        71.9
Non-current liabilities                                                 57.6           53.1          107.1
Shareholders' equity                                                   213.7          122.0          109.1
                                                                   ==========     ==========    ===========
                                                                $      439.3   $      251.1  $       288.1
                                                                   ==========     ==========    ===========



NOTE 4 - NET GAIN ON CAPITAL TRANSACTIONS:

During the second quarter of 1998, the Company reported a gain of $5.5 million relating to the early redemption of its investment in preferred stock received in conjunction with Arvin's 1995 sale of its Schrader Automotive unit. The preferred shares and accrued dividends had been recorded on the books of Arvin, discounted at a risk-adjusted rate of return. No tax expense was recorded on this gain due to available capital loss carryforwards.

During 1997, the Company reported a $3.7 million gain on the sale of capital assets and a write-down of $1.5 million in the carrying value of a non-controlled venture in the South American exhaust market.

During 1996, the Company reported a $10.8 million gain from the sale of its 31.4 percent equity interest in Fric Rot S.A.I.C.



Note 5 - Concentrations of Risk:

Financial instruments that potentially expose Arvin to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base includes most significant automotive manufacturers and a large number of well-known jobbers, distributors, and installers of automotive replacement parts in North America and Europe. Arvin generally does not require collateral and the majority of its trade receivables are unsecured. Although the Company is directly affected by the financial well being of the automotive industry, management does not believe significant credit risk existed at January 3, 1999.

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

Note 6 - Borrowings:

At fiscal year-end, long-term debt consisted of:

                                                      1998              1997
                                                      ----              ----

9.8% - 9.98% medium-term notes due 1998        $         -       $      45.0
10% medium-term notes due 2000                        36.0              49.8
6-7/8% notes due 2001                                 75.0              75.0
7.94% notes due 2005                                  50.0              50.0
6 3/4% notes due 2008                                100.0                 -
10-3/8% Euro-Sterling Notes due 2018                  32.5              38.0
Other                                                 24.3              17.7
Less: Current maturities                             (10.1)            (53.2)
                                                  --------------    ------------
                                                $    307.7        $    222.3
                                                  ==============    ============

Maturities of long-term debt for fiscal 1999 through 2003 are $10.1, $47.0, $95.0, $8.1 and $6.7 million, respectively.

The Company may borrow up to $100 million under its multi-currency credit facility agreement, which matures on August 27, 2002. In addition, Arvin has uncommitted credit facilities totaling $206.9 million with various domestic and foreign banks, as well as the ability to sell undivided interests in a defined pool of up to $75.0 million of trade receivables on a revolving basis.

The weighted-average interest rate on short-term borrowings at December 28, 1997 was 7.9 percent.

Graphic Table - Bar-graph indicating total debt, including capital securities, for the following years, in millions:

   1998    $407.7
   1997    $376.8
   1996    $346.6

Included in "other" debt listed above is an $11.9 million promissory note that Arvin issued in December 1998 in conjunction with its investment in Zeuna Starker. The note is payable as a lump sum, plus accrued interest at 4.0 percent, on January 1, 2001.

In March 1998 Arvin issued $100 million 6 3/4 percent notes due March 15, 2008. The proceeds were used to repay debt maturing during 1998 totaling $45 million and for general corporate purposes.

In January 1997 Arvin Capital I, a wholly owned subsidiary trust of Arvin, issued $100 million 9.5 percent Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely Subordinated Debentures of the Company ("Capital Securities") due February 1, 2027, callable in 10 years. The Capital Securities were issued at a discount of $1.1 million, which is amortized over 30 years. The proceeds of the Capital Securities were invested entirely in 9.5 percent junior subordinated debentures of Arvin, which are the sole assets of the subsidiary trust. Arvin fully and unconditionally guarantees the subsidiary trust's obligations under the Capital Securities.

During 1998 Arvin repurchased $24.0 million of high coupon debt at par value, plus a weighted-average premium of 10.7 percent. The repurchases were funded with cash on hand.

Note 7 - Financial Instruments and Risk Management:

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

Interest Rate Risk Management: The Company had one interest rate swap agreement outstanding at January 3, 1999, with a notional amount of $25 million. Under the terms of the interest rate swap, Arvin receives a fixed rate of 6.75 percent for three years and pays a LIBOR-based floating rate which resets every six months. The swap agreement effectively changes long-term debt of the Company from a fixed rate to a floating rate of interest.

Foreign Exchange Risk Management: At year-end 1998 and 1997, the Company had forward exchange contracts totaling $157.6 and $184.7 million, respectively, to hedge certain financial and operating transactions denominated in currencies other than various functional currencies. The full amount of the forward contracts at year-end 1998 and 1997 hedged existing non-functional currency denominated assets and liabilities. Although the Company used forward contracts during 1998 and 1997 to hedge anticipated non-functional currency denominated transactions, there were none outstanding at either year-end. The forward exchange contracts are principally in the major European and North American currencies, and are usually for a term not exceeding one year.

During 1998 and in prior years, the Company also used foreign exchange options to reduce the Company's exposure to changes in exchange rates. These option contracts were principally in the major European currencies, and were written for a term of less than one year. There were no option contracts outstanding at year-end 1998 or 1997.

Fair Value of Financial Instruments: At January 3, 1999 the fair value of long-term debt and capital securities, including that due within one year, approximated $433.6 million. The carrying value at that date was $406.9 million. At year-end 1997 the fair and carrying values of debt were $410.1 and $374.4 million, respectively. The fair value of debt was estimated for both years using quoted market prices and discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of lending arrangements.

The fair value and accrued liability of financial derivatives at year-end 1998 and 1997 were not material. Fair value of interest rate and foreign exchange contracts generally reflects the estimated amounts the Company would have received (paid) had the contract been terminated on the reporting date.



Note 8 - Commitments and Contingencies:

The Company and its consolidated subsidiaries are defending various environmental claims and legal actions that arise in the normal course of business or from previously owned businesses. Where reasonable estimates of environmental liabilities are possible, Arvin has provided for the undiscounted costs of study, cleanup, remediation, and certain other costs, taking into account, as applicable, available information regarding site conditions, potential cleanup methods and the extent to which other parties can be expected to bear those costs. Management regularly reviews pending environmental and legal proceedings with its legal counsel and adjusts its accruals to reflect the current best estimate of its exposure. Where no best estimate is determinable, the Company has accrued for the minimum amount of the most probable range of its liability. Given the inherent uncertainties in evaluating legal and environmental exposures, actual costs to be incurred in future periods may vary from the currently recorded estimates. At year-end 1998 and 1997, respectively, the Company had accrued $18.5 and $15.2 million for environmental remediation costs and $10.7 and $7.9 million for its estimated liability related to pending legal matters. Arvin expects that any sum it may be required to pay in connection with legal and environmental matters in excess of the amounts recorded will not have a material adverse effect on its results of operations, cash flows or financial condition.

Certain of Arvin's manufacturing plants, warehouses and offices are leased facilities. The Company also leases manufacturing and office equipment. Future minimum lease payments on operating leases are $13.7 million in 1999, $12.0 million in 2000, $10.1 million in 2001, $8.3 million in 2002, $5.2 million in 2003 and $17.0 million thereafter. Net rental expense under these leases in 1998, 1997 and 1996 was $18.6, $16.8 and $15.5 million, respectively.



Note 9 - Income Taxes:

Earnings from continuing operations before income taxes were as follows:

                                         1998          1997           1996
                                         ----          ----           ----

United States                       $     46.5     $    31.2      $    23.8
International                             66.2          66.7           40.3
                                     ===========    ==========     ==========
                                    $    112.7     $    97.9      $    64.1
                                     ===========    ==========     ==========
The provision for income taxes was as follows:

                                         1998           1997           1996
                                         ----           ----           ----
Current tax expense:
  Federal                            $    11.9     $     8.6      $     6.9
  State                                    4.7           3.0            2.3
  International                           22.6          22.5           15.8

Deferred tax expense:
  Federal                                 (1.8)           .2           (3.0)
  State                                    (.4)          ---           (1.8)
  International                            1.3           (.1)           (.5)
                                     ------------    ----------     ----------

Continuing operations provision      $    38.3     $    34.2      $    19.7
                                     ============    ==========     ==========

The provision for income taxes was different from the U.S. federal statutory rate applied to earnings from continuing operations before income taxes, and is reconciled as follows:

                                          1998             1997             1996
                                          ----             ----             ----

Statutory rate                            35.0%           35.0%            35.0%

State and local income taxes, net          2.5             2.0              1.0
International tax rate difference          (.7)           (1.6)            (1.1)
Amortization of goodwill                   1.7             1.8              2.8
Foreign tax credit utilization, net        (.1)            (.5)             (.4)
Other items, net                          (2.7)            (.5)             (.3)
                                      ------------     -----------      --------
     Subtotal                             35.7            36.2             37.0
Capital loss carryforward utilization     (1.7)           (1.3)            (6.3)
                                      ------------     -----------      --------

Effective tax rate                        34.0%           34.9%            30.7%
                                      ============     ===========      ========

Deferred tax assets (liabilities) are comprised of the following at fiscal year-end:

                                                        1998           1997
                                                        ----           ----
Gross deferred tax assets:
     Accrued employee benefits                     $    28.0      $    25.0
     Inventory, receivables, and other reserves         28.9           19.3
     Environmental and legal reserves                    9.9            8.7
     Other                                              13.1           12.3
     Net losses and tax credit carryforwards            25.3           28.3
     Valuation allowance for deferred tax assets       (10.3)         (13.0)
                                                     -----------    -----------
        Deferred tax assets, net of
           valuation allowance                          94.9           80.6
                                                     -----------    -----------

Gross deferred tax liabilities:
     Depreciation                                      (44.0)         (34.5)
     Pension                                            ( .4)          ( .6)
                                                     -----------    -----------
     Gross deferred tax liabilities                    (44.4)         (35.1)
                                                     -----------    -----------

        Net deferred tax assets                     $   50.5       $   45.5
                                                     ===========    ===========

Net operating loss, capital loss, and tax credit carryforwards available in various tax jurisdictions at January 3, 1999 expire in the tax-effected amounts of $3.1, $6.3, $4.7, $1.4, $4.8 and $4.8 million for the years 1999 through 2003 and beyond, respectively.

Graphic Table - Bar-graph indicating the effective tax (1) rate for the following years:
   1998     35.7%
   1997     36.2%
   1996     37.0%
   (1) Effective tax rate prior to capital loss carryforward utilization.

Realization of deferred tax assets is dependent upon taxable income within the carryback and carryforward periods available under the tax laws. Although realization of deferred tax assets in excess of deferred tax liabilities is not certain, management has concluded that it is more likely than not that Arvin will realize the full benefit of U.S. deferred tax assets, except for approximately $2.4 million of capital loss carryforward. While in the aggregate, Arvin's non-U.S. subsidiaries have generated cumulative taxable income over the last three years, certain non-U.S. subsidiaries are in net operating loss carryforward positions. There is currently insufficient evidence to substantiate recognition of net deferred tax assets in the financial statements for certain of those non-U.S. subsidiaries in a net operating loss carryforward position. Accordingly, a valuation allowance of $7.9 million has been recorded. It is reasonably possible that sufficient positive evidence could be generated in the near term at one or more of these non-U.S. subsidiaries to support a reduction in the valuation allowance. Increases in the valuation allowance at the Company's non-U.S. subsidiaries were $1.2, $5.8, and $2.0 million and reductions of valuation allowances were $3.1, $4.3, and $4.0 million for 1998, 1997, and 1996, respectively.

At year-end 1997, consolidated retained earnings included undistributed earnings of non-U.S. subsidiaries of approximately $226.2 million. These earnings are permanently invested and are not considered available for distribution to the parent company or will be remitted substantially free of additional U.S. income taxes. Accordingly, no provision has been made for income taxes that may be payable upon remittance of such earnings.



Note 10 - Pension and other postretirement Plans:

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

The Company provides certain retiree health care benefits covering a majority of U.S. salaried employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of credited service. The plans are contributory based on years of service, with contributions adjusted annually. Arvin generally does not pre-fund these benefits and has the right to modify or terminate these plans in the future.

Certain of Arvin's non-U.S. subsidiaries provide limited non-pension benefits to retirees in addition to government sponsored programs. The cost of these programs is not significant to the Company. Most retirees outside the United States are covered by government sponsored and administered programs.

                                                              Pension Benefits           Other Benefits
                                                            ----------------------    ----------------------
                                                              1998         1997         1998        1997
                                                            ----------   ---------    ----------  ----------
Change in benefit obligation
Benefit obligation at beginning of year                      $ 348.9     $ 311.5       $  37.7     $  35.9
Service cost                                                    10.6         9.4            .8          .9
Employee contributions                                            .8         1.0             -           -
Interest cost                                                   25.5        23.2           2.6         2.6
Amendments                                                      19.7         3.8             -           -
Actuarial (gain)/loss                                           29.1        13.7          (1.0)         .1
Benefits paid                                                  (14.8)      (14.0)         (1.8)       (1.8)
Foreign currency exchange rate changes                          (1.1)         .3             -           -
                                                            ----------   ---------    ----------  ----------
Benefit obligation at end of year                            $ 418.7     $ 348.9       $  38.3     $  37.7
                                                            ----------   ---------    ----------  ----------

Change in plan assets
Fair value of plan assets at beginning of year            $    383.6     $ 325.2       $     -     $     -
Actual return on plan assets                                    53.6        66.5             -           -
Employer contributions                                           4.1         4.8           1.8         1.8
Employee contributions                                            .8         1.0             -           -
Benefits and expenses paid                                     (15.2)      (14.3)         (1.8)       (1.8)
Foreign currency exchange rate changes                          (1.1)         .4             -           -
                                                            ----------   ---------    ----------  ----------
Fair value of plan assets at end of year                  $    425.8     $ 383.6       $     -     $     -
                                                            ----------   ---------    ----------  ----------


The Company's pension obligations for its United States plans were projected to, and the assets were valued as of the end of 1998 and 1997. The plan assets, comprised almost entirely of high grade stocks and bonds, included 1.3 and 1.4 million shares of Arvin common stock at year-end 1998 and 1997, respectively.

                                                              Pension Benefits            Other Benefits
                                                            ----------------------    ----------------------

                                                              1998         1997         1998        1997
                                                            ----------   ---------    ----------  ----------
Reconciliation of funded status
Funded status                                             $      7.1     $  34.7       $ (38.3)    $  (37.7)
Unrecognized net asset                                          (5.5)       (6.9)            -            -
Unrecognized net gain                                          (32.9)      (38.0)         (9.8)        (9.2)
Unrecognized prior service cost                                 31.3        13.8             -            -
                                                            ----------   ---------    ----------  ----------
Net amount recognized                                     $        -     $   3.6       $ (48.1)    $  (46.9)
                                                            ----------   ---------    ----------  ----------

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost                                      $      6.6     $   7.3       $     -     $      -
Accrued benefit liability                                       (8.5)       (4.4)        (48.1)       (46.9)
Intangible asset                                                 1.9          .7             -            -
                                                            ----------   ---------    ----------  ----------
Net amount recognized                                     $        -     $   3.6       $ (48.1)    $  (46.9)
                                                            ----------   ---------    ----------  ----------

Assumptions used in determining the projected benefit obligation for the domestic and international plans are as follows:

                                                      Pension Benefits                    Other Benefits
                                               --------------------------------    --------------------------------
                                                   1998       1997       1996          1998       1997       1996
                                                   ----       ----       ----          ----       ----       ----
United States plans
Discount rate for obligations                      6.75%      7.00%      7.25%         6.75%      7.00%      7.00%
Expected return on plan assets                     9.50%      9.00%      9.00%           N/A        N/A        N/A
Average salary increases                           4.75%      4.75%      4.75%           N/A        N/A        N/A

International plans
Discount rate for obligations                      5.50%      7.00%      8.00%           N/A        N/A        N/A
Expected return on plan assets                     9.00%      9.00%      9.00%           N/A        N/A        N/A
Average salary increases                           4.00%      5.00%      6.00%           N/A        N/A        N/A

For measurement purposes, a seven-percent annual rate of increase in per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease one percent each year to five percent for 2001 and remain at that level thereafter.

                                                               Pension Benefits                   Other Benefits
                                                         ------------------------------    ------------------------------
                                                           1998      1997       1996         1998       1997      1996
                                                         ---------  --------   --------    ---------  ---------  --------
Components of net periodic benefit cost
Service cost                                           $  10.6    $    9.4   $    9.3    $     .8   $     .9   $    1.0
Interest cost                                             25.5        23.2       20.8         2.6        2.6        2.4
Expected return on plan assets                           (31.6)      (28.0)     (26.3)          -          -          -
Amortization of transition (asset)                         (1.3)      (1.4)      (1.3)          -          -          -
Amortization of prior service cost                          3.4        1.9        1.7           -          -          -
Recognized actuarial (gain) or loss                          .1          -          -         (.4)       (.4)       (.4)
                                                         ---------  --------   --------    ---------  ---------  --------
Net periodic benefit cost                              $    6.7   $    5.1   $    4.2    $    3.0   $    3.1   $    3.0
                                                         ---------  --------   --------    ---------  ---------  --------

The projected benefit obligation, accumulated benefit obligation, and fair value of assets for the pension plan with accumulated benefit obligations in excess of plan assets were $11.9, $7.4, and $0 million as of year-end 1998, and $5.9, $4.3, and $0 million as of year-end 1997.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase in assumed health care cost trend rates would have increased the aggregate of service and interest cost for 1998 by $.7 million. The effect of this change on the accumulated postretirement benefit obligation at year-end 1998 would be an increase of $6.1 million. A one-percentage-point decrease in assumed health care cost trend rates would have decreased the aggregate of service and interest cost for 1998 by $.4 million. The effect of this change on the accumulated postretirement benefit obligation at year-end 1998 would be a decrease of $4.1 million.



Note 11 - Employee Stock Plans:

The Company has options outstanding under three stock-based compensation plans: the 1988 Stock Benefit Plan, the 1998 Stock Benefit Plan, and the Employee Stock Benefit Plan. Employee grant awards under these stock benefit plans may include incentive and non-statutory stock options, stock appreciation rights, restricted shares and performance shares or units. The exercise price of each option is not less than the fair market value of Arvin's common stock on the date of the grant. At January 3, 1999, there were 2,014,421 options available for grant. Options granted generally vest one year from grant date and expire ten years from the grant date. Summarized stock option activity was as follows:

                                  1998             1997              1996
                                  ----             ----              ----
Options outstanding at
  beginning of year             2,059,333        2,446,259         2,271,050
Granted                           562,771          456,859           401,609
Exercised                        (575,946)        (639,635)          (56,900)
Expired                           (25,400)        (204,150)         (169,500)
                             ---------------  ----------------  ----------------
Outstanding at year-end         2,020,758        2,059,333         2,446,259
                             ===============  ================  ================

Exercisable at year-end         1,469,737        1,564,474         1,944,650
                             ===============  ================  ================

Weighted average option prices per share
At beginning of year               $25.62           $24.07            $25.07
Granted                             38.88            30.94             20.49
Exercised                           22.96            22.01             17.37
Expired                             29.01            30.28             31.07
Outstanding at year-end             30.03            25.62             24.07
Exercisable at year-end            $26.72           $23.70            $24.17

The weighted-average fair value of options granted was $9.87, $6.90 and $4.73 per share in 1998, 1997, and 1996, respectively. The fair value of each option was estimated on the date of the grant using the Black-Scholes option pricing model and the following weighted average assumptions for grants in 1998, 1997, and 1996, respectively: dividend yield of 2.1, 2.6 and 3.7 percent; expected volatility of 30.0, 30.0 and 27.8 percent; risk-free interest rates of 5.5, 6.0 and 6.4 percent; and expected lives of 3.0, 3.0 and 4.4 years.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense was recorded for stock options. If the Company had used a fair-value method of accounting for stock-based compensation cost, reported net income would have been $75.4, $65.1, and $45.3 million in 1998, 1997, and 1996, respectively. Basic earnings per share would have been $3.16, $2.83, and $2.02 and diluted earnings per share would have been $3.11, $2.78, and $1.96 for 1998, 1997, and 1996, respectively. Compensation cost for performance share plans, which is included in the consolidated statement of operations, was not material.

The following table reflects information about stock options outstanding at January 3, 1999:

                                           Options Outstanding                              Options Exercisable
                        ----------------------------------------------------------  ------------------------------------
                                                Weighted-           Weighted-                              Weighted-
                                                 Average             Average                                Average
       Range of              Number            Contractual           Exercise             Number            Exercise
   Exercise Prices         Outstanding       Life (in years)          Price            Exercisable           Price
----------------------- ------------------   -----------------   -----------------  -------------------   -------------
     $14.00 - $28.99          755,543                5.28              $22.35              755,543          $22.35
     $29.00 - $37.99          808,944                7.38               32.09              654,944           30.71
     $38.00 - $41.99          456,271                8.89               39.13               59,250           38.39

Employee Stock Benefit Trust (the Trust): In December 1996 Arvin established the Trust to satisfy future obligations arising under existing benefit plans, including stock plans, 401(k) plans, and other employee benefit plans as designated by the Company and to promote employee ownership in Arvin. The Trust utilized $15.9 and $16.6 million of the Company's common stock to satisfy those obligations in 1998 and 1997, respectively.

NOTE 12 - Shareholders' Rights Plan:

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

The Rights have certain anti-takeover effects and may cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board. The 20-percent acquisition threshold can be reduced to 10 percent by the Board.



Note 13 - Business Segments:

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


                                                                1998            1997            1996
                                                             ------------    ------------    ------------
Net Sales:
Automotive Original Equipment                               $    1,693.0   $     1,590.4  $      1,507.1
Automotive Replacement                                             685.7           643.4           594.1
Other                                                              120.0           115.2           111.5
                                                             ------------    ------------    ------------
  Net sales                                                 $    2,498.7   $     2,349.0  $      2,212.7
                                                             ============    ============    ============

Operating Income:
Automotive Original Equipment                               $       93.8   $        89.7  $         83.0
Automotive Replacement                                              72.3            66.0            38.2
Other                                                                4.6            15.6            14.7
                                                             ------------    ------------    ------------
 Operating income                                                  170.7           171.3           135.9
Less:  Equity income of affiliates                                  (5.1)           (5.1)           (5.2)
Interest expense                                                   (35.8)          (39.5)          (38.8)
Corporate general and administrative                               (24.3)          (19.0)          (17.6)
Gain on investment                                                   5.5               -               -
Other non-operating income/(expense)                                 1.7            (9.8)          (10.2)
                                                             ------------    ------------    ------------
     Earnings before income taxes                           $      112.7   $        97.9  $         64.1
                                                             ============    ============    ============

Segment assets:
Automotive Original Equipment                               $    1,071.6   $       865.3  $        840.8
Automotive Replacement                                             383.8           372.0           341.0
Other                                                               53.5            55.4            54.4
                                                             ------------    ------------    ------------
  Total segment assets                                           1,508.9         1,292.7         1,236.2
General Corporate (1)                                              137.6           154.4            71.6
                                                             ------------    ------------    ------------
  Total assets                                              $    1,646.5   $     1,447.1  $      1,307.8
                                                             ============    ============    ============

(1) Consists primarily of cash and cash equivalents, tax assets, and corporate assets.

                                                                1998            1997            1996
                                                             ------------    ------------    ------------
Depreciation and amortization:
Automotive Original Equipment                               $       61.6   $        58.6   $        55.7
Automotive Replacement                                              16.9            15.0            12.3
Other                                                                5.9             5.8             5.4
General Corporate                                                    6.5             6.2             6.3
                                                             ------------    ------------    ------------
  Total depreciation and amortization                       $       90.9   $        85.6   $        79.7
                                                             ============    ============    ============

Equity in net income of investees:
Automotive Original Equipment                               $        4.3   $         3.7   $         7.0
Automotive Replacement                                                .8             1.4            (1.8)
                                                             ------------    ------------    ------------
  Total equity in net income of investees                   $        5.1   $         5.1   $         5.2
                                                             ============    ============    ============

Investment in equity method investees:
Automotive Original Equipment                               $      142.4   $        47.6   $        45.7
Automotive Replacement                                               5.8             6.3            40.0
                                                             ------------    ------------    ------------
  Total investment in equity method investees               $      148.2   $        53.9   $        85.7
                                                             ============    ============    ============

                                                                1998            1997            1996
                                                             ------------    ------------    ------------
Additions to long-lived assets (2):
Automotive Original Equipment                               $      101.3   $        79.2   $        62.3
Automotive Replacement                                              16.3            12.6            11.0
Other                                                                3.7             4.5             5.4
General Corporate                                                    1.9              .6              .4
                                                             ------------    ------------    ------------
  Total additions to long-lived assets                      $      123.2   $        96.9   $        79.1
                                                             ============    ============    ============

(2) Long-lived assets include property, plant, and equipment.


Graphic Table - Bar-graph indicating sales in the United States, Europe and Other, respectively, for the following years, in millions:

   1998    $1,374.7, $863.4 and $260.6
   1997    $1,263.7, $844.6 and $240.7
   1996    $1,233.1, $759.9 and $219.7

Information on the Company's geographic areas is as follows:

                                                                      1998               1997               1996
                                                                      ----               ----               ----
Net sales:
     United States                                              $      1,374.7     $      1,263.7    $       1,233.1
     Europe                                                              863.4              844.6              759.9
     Other                                                               260.6              240.7              219.7
                                                                   -------------      -------------     -------------
        Total net sales                                         $      2,498.7     $      2,349.0    $       2,212.7
                                                                   ============       ============      =============

                                                                      1998               1997               1996
                                                                      ----               ----               ----
Long-lived assets (2):
     United States                                              $        342.6     $        285.8    $         282.7
     Europe                                                              188.7              189.2              160.2
     Other                                                                54.5               26.4               21.0
                                                                    -------------      -------------     -------------
       Total long-lived assets                                  $        585.8     $        501.4    $         463.9
                                                                   ============       ============      =============

(2) Long-lived assets include property, plant, and equipment.


Sales to three customers, primarily in the Automotive Original Equipment segment, exceeded 10 percent of total net sales in 1998, 1997, or 1996. Sales to those customers were as follows:

                                      1998                           1997                           1996
                           ---------------------------    ---------------------------    ----------------------------
                                              % of                          % of                            % of
                                Amount       Sales          Amount         Sales           Amount          Sales
Customer one               $      480.5         19.2%    $      432.1         18.4%   $       423.1           19.1%
Customer two                      288.6         11.6%           295.8         12.6%           286.8           13.0%
Customer three                    227.7          9.1%           217.9          9.3%           226.2           10.2%
                              ==========    ==========      ==========    ==========     ===========     ===========
                           $      996.8         39.9%    $      945.8         40.3%   $       936.1           42.3%
                              ==========    ==========      ==========    ==========     ===========     ===========

Note 14 - Impact of new accounting standards:

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

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred. This statement is effective for financial statements for fiscal years beginning after December 15, 1998. The statement requires capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Arvin adopted the provisions of SOP 98-5 at the beginning of fiscal 1999. In conjunction with the adoption of SOP 98-5, the Company wrote off $.8 million of previously capitalized costs related to start-up activities.

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



NOTE 15 - SUBSEQUENT EVENT:

During February 1999, Arvin acquired the Purolator Products automotive filter business from Mark IV Industries, Inc. The transaction value of $276 million included the assumption of $6 million in debt. The purchase price in excess of net assets will be amortized over a period not to exceed 40 years. Purolator is a leading independent manufacturer and distributor of automotive oil, air, and fuel filters in North America for the replacement and original equipment markets.

                        Report of Independent Accountants



To the Shareholders and
Board of Directors of
Arvin Industries, Inc.



In our opinion, the consolidated statements listed in the accompanying index present fairly, in all material respects, the financial position of Arvin Industries, Inc. and its subsidiaries at January 3, 1999 and December 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







PricewaterhouseCoopers LLP
Indianapolis, Indiana
January 29, 1999, except as to
 Note 15 which is as of February 26, 1999

Arvin Industries, Inc.
Schedule II
Valuation and Qualifying Accounts
(Dollars in millions)


                                              Balance at       Additions        Charged to       Deductions      Balance at
                                              Beginning        Charged to         Other             from           End of
 Description                                   of Year           Income          Accounts         Reserves          Year
 -----------                                   -------           ------          --------         --------          ----

Year ended January 3, 1999
--------------------------
Allowance for doubtful accounts               $       5.6      $      2.4       $     .8        $      .7        $    8.1
Accumulated amortization of
  goodwill                                    $      36.5      $      5.5       $     .5 (1)    $     ---        $   42.5
Valuation allowance for deferred
  tax assets                                  $      13.0      $      1.2 (1)   $    ---        $     3.9        $   10.3

Year ended December 28, 1997
----------------------------
Allowance for doubtful accounts               $       6.7      $       .5       $     .8 (5)(1) $     2.4 (2)    $    5.6
Accumulated amortization of
  goodwill                                    $      32.3      $      5.9       $   (1.7)(1)    $     ---        $   36.5
Valuation allowance for deferred
  tax assets                                  $      16.0      $      ---       $    5.7 (5)(1) $     8.7 (4)    $   13.0

Year ended December 29, 1996
----------------------------
Allowance for doubtful accounts               $       4.2      $      5.5       $     .1 (1)    $     3.1 (2)    $    6.7
Accumulated amortization of
  goodwill                                    $      31.3      $      5.1       $    1.6 (1)    $     2.5 (3)    $   32.3
Valuation allowance for deferred
  tax assets                                  $      21.8      $      2.0       $    ---        $     7.8 (4)    $   16.0

(1) Includes translation adjustment.
(2) Includes accounts charged off, net of recoveries and reclassification of reserves.
(3) Includes  reclassifications.
(4) Principally the utilization of capital loss carryforwards.
(5) Result of acquisitions.

QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in millions, except per share amounts)

                                         1st Quarter             2nd Quarter             3rd Quarter            4th Quarter
                                     ---------------------   --------------------    --------------------   --------------------
                                       1998       1997        1998       1997         1998        1997        1998       1997
                                       ----       ----        ----       ----         ----        ----        ----       ----

Net sales                          $    593.4  $   564.0  $    643.3  $   632.5    $   573.8   $   554.0  $    688.2 $    598.5

Gross profit                             80.9       72.7       104.6       93.3         83.6        80.3       101.1       87.8

Earnings
  Continuing operations                  13.5       13.0        27.7       21.1         16.8        13.6        20.4       17.3
  Net                                    13.5       13.0        27.7       21.1         16.8        15.2        20.4       17.3

Earnings per share

  Basic
   Continuing operations           $      .57  $     .57  $     1.16  $     .92    $     .70   $     .59  $      .85 $      .74
   Net                                    .57        .57        1.16        .92          .70         .66         .85        .74

  Diluted
   Continuing operations                  .56        .57        1.14        .91          .69         .58         .83        .72
   Net                                    .56        .57        1.14        .91          .69         .65         .83        .72





Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

Information regarding Directors of the Registrant is contained in the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 15, 1999, under the captions "Election of Directors" and "Compliance with Forms 3, 4 and 5 Reporting Requirements", and is incorporated herein by reference.

Item 11. Executive Compensation
-------------------------------

This information is contained in the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 15, 1999 under the caption "Executive Compensation" (exclusive of the portion under the subcaption "Report of the Human Resources Committee on Executive Compensation") and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

This information is contained in the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 15, 1999 under the captions "Certain Beneficial Owners" and "Election of Directors" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

None

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

(a) (1) Financial Statements
The following financial statements are filed as part of this report. See Index to Consolidated Financial Statements in Item 8.

    Consolidated Statement of Operations for each of the three years in the period ended January 3, 1999

    Consolidated Statement of Financial Condition at
       January 3, 1999 and December 28, 1997

    Consolidated Statement of Shareholders' Equity for each of the three years in the period ended January 3, 1999

    Consolidated Statement of Cash Flows for each of the three years in the period ended January 3, 1999

    Notes to Consolidated Financial Statements

    Report of Independent Accountants

(a) (2) Financial Statement Schedule

Financial Statement Schedule:
    For each of the three years in the period ended January 3, 1999 II Valuation and Qualifying Accounts

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

 4(A) Indenture dated as of March 1, 1987 Registration Statement relating to $200 million aggregate No.33-10941 as Exhibit 4 principal amount debt securities

 4(B) Indenture dated July 3, 1990 Registration Statement relating to Debt Securities of No.33-34818 as Exhibit 4(a) Arvin Overseas Finance B.V., unconditionally guaranteed by Arvin Industries, Inc.

 4(C)   Indenture dated July 3, 1990           Registration Statement
        relating to Senior Debt                 No.33-53087 as Exhibit 4-4
        Securities.

 4(D)   Rights Agreement, as amended           Form 8-K dated May 10, 1996
                                               Form 8-K dated June 16, 1986
                                               Form 8-K dated February 28, 1989
                                               Form 10-Q for the third quarter
                                               ended 10-2-94 as Exhibit 4

 4(E) Amended and Restated Form 8-K dated February 10, 1997 Declaration of Trust dated as of as Exhibit 4.3 January 28, 1997 relating to 9.5 percent Capital Securities of Arvin Capital I, guaranteed by Arvin Industries, Inc.

 4(F) Indenture dated as of Registration Statement January 28, 1997 relating to 9.5 No. 333-18521 as Exhibit 4.4 percent Junior Subordinated Deferrable Interest Debentures due 2027, held by Arvin Capital I

 4(G) First Supplemental Indenture dated Form 8-K dated February 10, 1997 as of January 28, 1997 relating as Exhibit 4.5 to 9.5 percent Junior Subordinated Deferrable Interest Debentures due 2027, held by Arvin Capital I

 4(H)   Capital Securities Guarantee           Registration Statement
        Agreement dated as of                   No. 333-18521 as Exhibit 4.7
        January 28, 1997 relating to the
        9.5 percent Capital Securities of
        Arvin Capital I, guaranteed by Arvin
        Industries, Inc.

10(A)*  1998 Stock Benefit Plan                filed herewith as Exhibit 10(A)

10(B)*  Management Incentive Plans             filed herewith as Exhibit 10(B)

10(C)*  Employment Agreement with              filed herewith as Exhibit 10(C)
        V. William Hunt dated May 1, 1998

10(D)*  Unfunded Deferred Compensation         1982 Form 10-K as Exhibit 10(D)
        Plan for Directors

10(E)*  1988 Arvin Industries, Inc. Stock      1991 Form 10-K as Exhibit 10(E)
        Benefit Plan
        -Amendments                            Form 10-Q/A for the quarter ended
                                               July 4, 1993 as Exhibit 10(E)

10(F)   Employee Stock Benefit Trust           Form 8-K dated January 20, 1997
        effective as of December 20,           as Exhibit 99.1
        1996 relating to The Arvin
        Industries, Inc. Employee Stock
        Benefit Trust

10(G)   Common Stock Purchase Agreement        Form 8-K dated January 20, 1997
        dated December 20, 1996 relating to    as Exhibit 99.2
        The Arvin Industries, Inc. Employee
        Stock Benefit Trust

10(H)*  Deferred Compensation Plan, amended    1997 Form 10-K as Exhibit 10(H)
        and restated effective January 1,
        1997

10(I)*  Form of Change of Control Agreement    1997 Form 10-K as Exhibit 10(I)

11      Computation of Earnings Per Share      filed herewith as Exhibit 11

12      Computation of Ratios                  filed herewith as Exhibit 12

21      Subsidiaries of the Registrant         filed herewith as Exhibit 21

23      Consent of Independent Accountants     filed herewith as Exhibit 23

27      Financial Data Schedule                filed herewith as Exhibit 27

99      Forward-Looking Statements             filed herewith as Exhibit 99

*  This exhibit is a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

None.

                                   Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                  Arvin Industries, Inc.




                                     by:        /s/     Richard A. Smith
                                  --------------------------------------------

                                  Richard A. Smith
                                  Vice President-Finance & Chief
                                  Financial Officer




                                     by:        /s/    William M. Lowe, Jr.
                                  --------------------------------------------

                                  William M. Lowe, Jr.
                                  Vice-President-Financial Operations
                                  (Chief Accounting Officer)



Date:  March 4, 1999

The signatures that follow constitute a majority of the Board of Directors of the Registrant.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Byron O. Pond                                    March 4, 1999
-----------------------------------------              -------------------------
Byron O. Pond
Chairman of the Board of Directors

/s/ V. William Hunt                                  March 4, 1999
-----------------------------------------            ---------------------------
V. William Hunt
President, Chief Executive Officer and Director

/s/ Richard A. Smith                                 March 4, 1999
-----------------------------------------            ---------------------------
Richard A. Smith
Vice President-Finance, Chief Financial Officer
and Director

/s/ Joseph P. Allen                                  March 4, 1999
-----------------------------------------            ---------------------------
Joseph P. Allen
Director

/s/ Steven C. Beering                                March 4, 1999
-----------------------------------------            ---------------------------
Steven C. Beering
Director

/s/ Joseph P. Flannery                               March 4, 1999
-----------------------------------------            ---------------------------
Joseph P. Flannery
Director

/s/ William D. George, Jr.                           March 4, 1999
-----------------------------------------            ---------------------------
William D. George, Jr.
Director

/s/ Ivan W. Gorr                                     March 4, 1999
-----------------------------------------            ---------------------------
Ivan W. Gorr
Director

/s/ Richard W. Hanselman                             March 4, 1999
-----------------------------------------            ---------------------------
Richard W. Hanselman
Director

/s/ Don J. Kacek                                     March 4, 1999
-----------------------------------------            ---------------------------
Don J. Kacek
Director

/s/ Frederick R. Meyer                               March 4, 1999
-----------------------------------------            ---------------------------
Frederick R. Meyer
Director

/s/ Arthur R. Velasquez                              March 4, 1999
-----------------------------------------            ---------------------------
Arthur R. Velasquez
Director