Form 10-Q
period 1999-04-04
ARVIN INDUSTRIES INC
filed 1999-05-19
CIK 7636

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

Mark one
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended April 4, 1999 or


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

As of May 9, 1999, the Registrant had outstanding 25,829,909 Common Shares (including employee stock benefit trust shares and excluding treasury shares), $2.50 par value.

                                Table of Contents
                                -----------------






Part I.  Financial Information                                          Page No.
-------  ---------------------                                          --------

Item 1.    Financial Statements

  Consolidated Statement of Operations for the Three Months Ended
     April 4, 1999 and March 29, 1998                                      3

  Consolidated Statement of Financial Condition at April 4, 1999
     and January 3, 1999                                                   4

  Consolidated Statement of Cash Flows for the Three Months Ended
     April 4, 1999 and March 29, 1998                                      5

  Condensed Notes to Consolidated Financial Statements                     6

Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       15


Part II. Other Information
-------  ------------------

Item 6.    Exhibits and Reports on Form 8K                                16

                                     Part I
Item 1:  Financial Statements
                             Arvin Industries, Inc.
                      Consolidated Statement of Operations
                (Dollars in millions, except per share amounts)
                                    Unaudited

                                                  Three Months Ended
                                                  ------------------
                                                 4/4/99      3/29/98
                                                 ------      -------

Net Sales                                      $   738.4  $    593.4
Costs and Expenses:
 Cost of goods sold                                641.6       512.5
 Selling, operating general
  and administrative                                53.4        44.3
 Corporate general and administrative                8.3         4.3
 Interest expense                                   10.5         8.7
 Other expense, net                                  2.7         2.7
                                                     ---         ---
                                                   716.5       572.5
                                                   -----       -----

Earnings Before Income Taxes                        21.9        20.9
 Income taxes                                       (6.8)       (7.6)
 Minority share of (income)/loss                      .4         (.3)
 Equity income of affiliates                         2.9          .5
                                                   -----       -----
Earnings before Cumulative Effect of
  Accounting Change                                 18.4        13.5

Cumulative effect of accounting change,
  net of tax benefit of $.3                          (.5)         -
                                               ---------  ----------
Net Earnings                                   $    17.9  $     13.5
                                               =========  ==========

Earnings Per Common Share
  Basic:
    Before cumulative effect of
        accounting change                      $     .76  $      .57
    Cumulative effect of accounting change          (.02)         -
                                               ---------  ----------
        Total Basic                            $     .74  $      .57
                                               =========  ==========

  Diluted:
    Before cumulative effect of
        accounting change                      $     .75  $      .56
   Cumulative effect of accounting change           (.02)         -
                                               ---------  ----------
        Total Diluted                          $     .73  $      .56
                                               =========  ==========

Average Common Shares Outstanding (000's)
  Basic                                           24,151      23,530
  Diluted                                         24,464      24,089

Dividends Declared per Common Share            $     .21  $      .20

See notes to consolidated financial statements.

                    Arvin Industries, Inc.
         Consolidated Statement of Financial Condition
        (Dollars in millions, except per share amounts)
                           Unaudited

                                                                   As of      As of
Assets                                                            4/4/99      1/3/99
------                                                            ------      ------
Current Assets:
  Cash and cash equivalents                                    $     28.8 $     107.0
  Receivables, net of allowances
     of $14.2 and $8.1, respectively                                459.4       319.0
  Inventories                                                       200.1       151.3
  Other current assets                                              118.1       103.7
                                                                    -----       -----
    Total current assets                                            806.4       681.0
                                                                    -----       -----
Non-Current Assets:
  Property, plant and equipment:
   Land, buildings, machinery & equipment                         1,362.4     1,289.8
    Less: Allowance for depreciation                                699.5       704.0
                                                                    -----       -----
                                                                    662.9       585.8
  Goodwill, net of accumulated amortization
    of $42.4 and $42.5, respectively                                281.3       170.2
  Investment in affiliates                                          160.6       148.2
  Other assets                                                       61.8        61.3
                                                                     ----        ----
     Total non-current assets                                     1,166.6       965.5
                                                                  -------       -----
                                                               $  1,973.0 $   1,646.5
                                                               ========== ===========

Liabilities and Shareholders' Equity
Current Liabilities:
  Short-term debt                                              $    153.3 $      10.9
  Accounts payable                                                  366.1       337.1
  Employee-related costs                                             57.4        63.3
  Accrued expenses                                                  109.8       105.6
                                                                    -----       -----
    Total current liabilities                                       686.6       516.9
                                                                    -----       -----
Long-term debt                                                      453.8       307.7
Long-term employee benefits                                          80.2        70.4
Other long-term liabilities                                          62.2        41.6
Minority interest                                                    56.5        57.1
Company-obligated mandatorily redeemable preferred
  capital securities of subsidiary trust holding solely
  subordinated debentures of the Company                             89.1        89.1
Shareholders' Equity:
  Common shares ($2.50 par value)                                    68.8        68.8
  Capital in excess of par value                                    306.3       305.2
  Retained earnings                                                 347.1       334.3
  Cumulative translation adjustment                                 (76.6)      (41.3)
  Employee stock benefit trust                                      (62.6)      (64.7)
  Common shares held in treasury (at cost)                          (38.4)      (38.6)
                                                                    -----       -----
    Total shareholders' equity                                      544.6       563.7
                                                                    -----       -----
                                                               $  1,973.0 $   1,646.5
                                                               ========== ===========

See notes to consolidated financial statements.

                             Arvin Industries, Inc.
                      Consolidated Statement of Cash Flows
                              (Dollars in millions)
                                    Unaudited

                                                                Three Months Ended
                                                                ------------------
                                                               4/4/99      3/29/98(1)
                                                             ----------    ----------
Operating Activities:
 Net earnings                                                $    17.9   $    13.5
 Adjustments to reconcile net earnings to
  net cash used for operating activities:
   Depreciation                                                   25.8        20.9
   Amortization                                                    1.7         1.5
   Minority interest                                               (.4)         .3
   Gain on sale of investment                                     (7.3)          -
   Change in deferred income tax benefit, net                      (.6)         .6
   Other                                                           1.3         5.2
   Changes in operating assets and liabilities:
    Receivables                                                  (89.2)      (67.2)
    Inventories and other current assets                         (17.0)       (6.3)
    Accounts payable and other accrued expenses                  (14.4)       13.2
    Income taxes payable                                            .9         5.6
                                                                 -----       -----
        Net Cash Used for Operating Activities                   (81.3)      (12.7)
                                                                 -----       -----

Investing Activities:
   Purchase of property, plant and equipment                     (24.1)      (17.1)
   Proceeds from sale of property, plant and equipment              .7         1.0
   Proceeds from sale of investment                               12.4           -
   Investments in affiliates                                      (2.1)        (.3)
   Business acquisitions, net of cash acquired                  (267.0)       (8.7)
   Other                                                           4.8         1.3
                                                                ------       -----
        Net Cash Used for Investing Activities                  (275.3)      (23.8)
                                                                ------       -----

Financing Activities:
   Change in short-term debt, net                                134.7         (.9)
   Proceeds from long-term financings                            152.5        99.9
   Principal payments on long-term financings                     (2.0)      (20.4)
   Change in discounted receivables                                (.7)      (40.0)
   Dividends paid                                                 (5.1)       (4.7)
   Other                                                            .1         2.7
                                                                 -----        ----
        Net Cash Provided by Financing Activities                279.5        36.6
                                                                 -----        ----

Cash and Cash Equivalents:
   Effect of exchange rate changes on cash                        (1.1)        (.9)
                                                                  ----         ---
   Net decrease                                                  (78.2)        (.8)
   Beginning of the year                                         107.0       108.9
                                                             ---------   ---------
        End of the period                                    $    28.8   $   108.1
                                                             =========   =========

(1) Certain amounts have been reclassified to conform with current year presentation.
See notes to consolidated financial statements.

ARVIN INDUSTRIES, INC.
----------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Note 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto appearing in the Company's annual report on Form 10-K for the year ended January 3, 1999.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods reported have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three months ended April 4, 1999 are not necessarily indicative of the results to be expected for the full year ending January 2, 2000.

Note 2. Basic earnings per share are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share are based on the weighted- average number of common and common equivalent shares (principally stock option related) outstanding during the period.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings:

                (Shares in 000's)                           First Quarter
                                                      --------------------------
                                                         1999           1998
                                                      ------------   -----------
Denominator for basic earnings
per share - weighted-average shares                        24,151         23,530

Effect of dilutive securities                                 313            559
                                                      ------------   -----------

Denominator for diluted earnings
per share - adjusted weighted-average
shares and assumed conversions                             24,464         24,089
                                                      ============   ===========


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

Note 4. On January 29, 1999 Arvin acquired certain operating assets and assumed certain liabilities from WorldSource Coil Coating, Inc., a coil coating facility in Hawesville, Kentucky. Coil coating is the pre-painting of metals to be fabricated in the construction, home appliance, and automotive industries. The purchase price, subject to adjustment, was $1.6 million. Additional consideration, up to $5.0 million over a three-year period, is contingent upon future sales volume. This acquisition was accounted for under the purchase method and the results of the acquired operations are included in the consolidated financial statements as of the date of acquisition.

On February 26, 1999 Arvin acquired the Purolator Products automotive filter business (Purolator) from Mark IV Industries, Inc. for approximately $272 million, subject to adjustment. This transaction included the assumption of $6 million in debt. Included in the Statement of Financial Condition are estimated purchase liabilities of $9.7 million associated with a plan to exit certain activities of Purolator including severance and related costs, and costs associated with the consolidation of certain acquired facilities. The Company expects to complete its plan by February 2000. The acquisition was accounted for under the purchase method and, accordingly, results of Purolator's operations are included in the consolidated financial statements as of the date of acquisition. The purchase price has been preliminarily allocated based upon estimated fair values at the date of acquisition, pending final determination by an independent appraisal. Goodwill resulting from this transaction is being amortized using the straight-line method over a 40-year period.

The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if the acquisitions of WorldSource and Purolator had taken place on December 29, 1997:

(Dollars in million, except per                       Three months ended
                                                --------------------------------
  share amounts)                                    4/4/99           3/29/98
                                                -------------    ---------------

Net sales                                        $    796.7        $   705.5
Net earnings before cumulative
  effect of accounting change                          19.5             15.5
Net earnings                                           19.0             15.5

Per share data:
  Basic:
   Before cumulative effect of accounting change $      .81        $      .65
   Cumulative effect of accounting change              (.02)                -
                                                 -----------        ----------
   Total                                         $      .79        $      .65
                                                 ===========        ==========
  Diluted:
   Before cumulative effect of accounting change $      .80        $      .64
   Cumulative effect of accounting change              (.02)                -
                                                 -----------        ----------
   Total                                         $      .78        $      .64
                                                 ===========        ==========

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill, increased interest expense on acquisition debt, and certain other adjustments. They do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions been in effect on December 29, 1997, or of future results of operations.

Note 5. On March 12, 1999 Arvin issued $150 million of 7 1/8 percent notes, maturing on March 15, 2009. Proceeds from this issue were used to repay a portion of short-term debt incurred in connection with Arvin's acquisition of Purolator.

During the first quarter of 1999, Arvin also established a $125 million committed bank facility to provide liquidity needed to finance the Purolator acquisition. Furthermore, Arvin entered into an interest-rate swap during the first quarter of 1999 in which Arvin receives a fixed rate of interest and pays a LIBOR-based floating rate. The swap has a notional value of $50 million and matures on March 15, 2004.

Note 6. Other expense, net for the first quarter of 1999 includes a pre-tax gain of $7.3 million relating to the sale of the Company's entire 40 percent equity investment in a Mexican shock absorber affiliate. The effective tax rate for the gain was 26.2 percent, which reflects the utilization of an available capital loss carryforward of $6.8 million.

Other expense, net for the first quarter of 1999 also includes a one-time charge, before tax benefits, of $7.1 million in connection with a voluntary early retirement program for certain North American employees. The terms of the program allowed the employees to elect, prior to March 30, 1999, to retire during 1999 and to receive medical coverage and pension benefits without the normal reduction for early retirement. The charge, net of tax benefits, was equal to $4.3 million.

Note 7. Arvin adopted the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," as of January 4, 1999. This statement requires costs of start-up activities to be expensed as incurred. The statement further requires that capitalized costs related to start-up activities be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Accordingly, the Company wrote off $.5 million, net of taxes, of previously capitalized costs related to start-up activities and reported this expense as a cumulative effect of a change in accounting principle for the first quarter of 1999.

Note 8. Comprehensive income/(loss) for the first quarter in 1999 and 1998 of $(17.4) and $9.2 million, respectively, includes reported net income adjusted by the non-cash effect of changes in the cumulative translation adjustment.

Note 9. The reconciliation of segment profit to the Company's consolidated earnings before income taxes is as follows:

Segment Information                                      For the Three
(Dollars in millions)                                    Months Ended
                                                 ------------------------------
                                                    4/4/99          3/29/98
                                                 -------------    -------------
Net Sales:
Automotive Original Equipment                    $     495.7      $     407.0
Automotive Replacement                                 202.8            160.2
Other                                                   39.9             26.2
                                                 -------------    -------------
  Net sales                                      $     738.4      $     593.4
                                                 =============    =============

Operating Income:
Automotive Original Equipment                       $   30.0      $      22.2
Automotive Replacement                                  14.0             13.5
Other                                                    1.9             (2.3)
                                                 -------------    -------------
 Operating income                                       45.9             33.4
Less:  Equity income of affiliates                      (2.9)            (0.5)
Interest expense                                       (10.5)            (8.7)
Corporate general and administrative                    (8.3)            (4.3)
Other non-operating income/(expense)                    (2.3)             1.0
                                                 -------------    -------------
     Earnings before income taxes                   $   21.9      $      20.9
                                                 =============    =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Financial Review
(Dollars in millions, except per share amounts)

Overview

Net sales for the first quarter of 1999 increased by 24 percent to a record $738.4 million compared to sales of $593.4 million for the first quarter of 1998. Top line growth was achieved as a result of both recent acquisitions and strength in the original equipment market. Earnings before cumulative effect of accounting change increased by 36 percent to $18.4 million, or $.76 per diluted share, compared to earnings of $13.5 million, or $.56 per diluted share for the first quarter of 1998.

Two significant non-recurring items were recorded in the first quarter. First, an after-tax gain of $5.4 million on the sale of an investment in a Mexican shock absorber affiliate increased diluted earnings per share by $.22. An after-tax charge of $4.3 million for a voluntary early retirement program for certain North American employees reduced diluted earnings per share by $.18. Excluding the impact of these non-recurring items, earnings before cumulative effect of accounting change increased by 28 percent to $17.3 million, or $.71 per diluted common share.

Results of Operations
                                                         First Quarter
                                                  ----------------------------
                                                     1999           1998
                                                  ------------   ------------
Net Sales:
Automotive original equipment                   $      495.7   $      407.0
Automotive replacement                                 202.8          160.2
Other                                                   39.9           26.2
                                                  ------------   ------------
  Net sales                                     $      738.4   $      593.4
                                                  ============   ============

Operating Income *
Automotive original equipment                   $        30.0  $        22.2
Automotive replacement                                   14.0           13.5
Other                                                     1.9           (2.3)
                                                  ------------   ------------
 Operating income                               $        45.9  $        33.4
                                                  ============   ============

* Operating income reflects: (1) income from consolidated operations prior to Corporate expenses, interest, and other non-operational items, and (2) Arvin's share of net income from unconsolidated subsidiaries.

Automotive Original Equipment (OE): Net sales in the OE segment of $495.7 million for the first quarter of 1999 increased by $88.7 million or 22 percent over strong sales in the first quarter of 1998. The consolidation of Arvin Exhaust do Brasil Ltda., Arvin-Kayaba, LLC, and Arvin Exhaust Thailand added $15.2 million in revenues. Conversely, the sale of Autocomponents Suspension S.r.l. (Autocomponents) reduced revenues by $8.8 million. Net sales were boosted by favorable market conditions worldwide. Vehicle production in the U.S. and Canada increased by 14 percent, and new car registrations in Western Europe improved by 6 percent as compared to the first quarter of 1998. Volume gains and a favorable product mix contributed $63.4 and $18.1 million, respectively.

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

First quarter OE operating profit of $30.0 million increased by $7.8 million or 35 percent as compared to the first quarter of 1998. Excluding the effect of non-recurring items (a $7.3 million gain on the sale of the Company's equity investment in a Mexican shock absorber affiliate and a $3.2 million charge for a voluntary early retirement program for certain North American employees), OE operating income increased $3.7 million or 16 percent. Volume gains and a favorable product mix exceeded the impact of selective price concessions by $5.9 million. Productivity improvements, negotiated raw material price decreases, and reduced warranty costs contributed $2.4, $2.1, and $1.4 million, respectively, to operating profit. The net effect of acquisitions and dispositions reduced operating profit by $4.4 million, while equity in unconsolidated subsidiary income increased operating profit by $1.9 million. OE operating income was adversely affected by labor inflation of $4.0 million and higher research and development costs of $.9 million.

Automotive Replacement (Replacement): Replacement sales in the first quarter of 1999 of $202.8 million increased by $42.6 million or 27 percent compared to net sales in the first quarter of 1998. The acquisition of Purolator Products accounted for 79 percent of this increase, and a favorable product mix contributed $9.7 million. Price increases, averaging one percent of sales, were offset by volume reductions in the North American exhaust market. The trend of lower volumes continues for the Replacement segment due to improved original equipment exhaust systems and the evolution of light vehicle designs.

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

Operating income in the first quarter of 1999 for the Replacement segment increased by $.5 million or four percent compared to the first quarter of 1998. Excluding the effect of a $3.2 million non-recurring charge for a voluntary early retirement program for certain North American employees, operating income increased by $3.7 million or 27 percent. The acquisition of Purolator at the end of February 1999 added $2.7 million to operating profit. Price increases and a favorable product mix exceeded volume reductions by $1.3 million. Productivity gains and negotiated raw material price decreases contributed a total of $3.5 million, but were offset by labor inflation and costs of obtaining new business totaling $3.7 million.

Other: Other sales in the first quarter of 1999 of $39.9 million increased by $13.7 million or 52 percent compared to the first quarter of 1998. The acquisition of WorldSource accounted for 59 percent of the increase, and a favorable product mix contributed $6.6 million.

Other operating profit in the first quarter of 1999 increased by $4.2 million compared to the first quarter of 1998. Excluding non-recurring items recorded in the first quarter of 1999 (a $.4 million charge for a voluntary early retirement program for certain North American employees) and in the first quarter of 1998 (a $3.5 million increase in reserves for legal and environmental issues), operating income increased by $1.1 million. Total volume gains, including the acquisition of WorldSource, contributed $2.7 million, which was partially offset by minor variances for price decreases, productivity declines, and labor inflation totaling $1.4 million.

Corporate General and Administrative expenses in the first quarter of 1999 increased by $4.0 million compared to the first quarter of 1998. Higher compensation and professional service expenditures accounted for 56 and 14 percent of the increase, respectively. A number of smaller increases in general expenses made up the remainder of the variance.

Interest Expense increased 21 percent in the first quarter of 1999 when compared to the same period in 1998. The increase was a result of additional interest-bearing liabilities issued during the first quarter of 1999 (see Note 5 to the Consolidated Financial Statements).

Equity income of affiliates in the first quarter of 1999 increased by $2.4 million as compared to the first quarter of 1998. The increase is primarily attributable to gains from closing adjustments to account for the liquidation of the Company's investment in a Mexican shock absorber affiliate, higher earnings reported for a European ride control affiliate, and equity income for two new affiliates acquired through the purchase of Purolator.

Other expense, net was essentially flat for the first quarter of 1999 versus the first quarter of 1998. Two offsetting non-recurring items were reported within the first quarter of 1999 as follows: 1) a pre-tax gain of $7.3 million for the sale of an investment in a Mexican shock absorber affiliate, and 2) a pre-tax charge of $7.1 million for a voluntary early retirement program for certain North American employees.

Income Taxes: The effective tax rates for the first quarter of 1999 and 1998 were 30.8 and 36.4 percent, respectively. The lower rate for 1999 reflects the utilization of an available capital loss carryforward.

Financial Condition

Liquidity: Working capital decreased by $44.3 million during the first three months of 1999, which caused the current ratio to drop from 1.3 at the end of fiscal year 1998 to 1.2 as of April 4, 1999. Current liabilities increased at a higher rate than current assets due to the issuance of short-term debt to acquire Purolator (see Notes 4 and 5 to the Consolidated Financial Statements).

Key elements of the Consolidated Statement of Cash Flows for the first three months of 1999 and 1998 were as follows:
                                                              1999         1998
                                                              ----         ----
Net Cash Used for Operating Activities                       (81.3)       (12.7)
Net Cash Used for Investing Activities                      (275.3)       (23.8)
Net Cash Provided by Financing Activities                    279.5         36.6

Investing cash flows include $24.1 and $17.1 million for the purchase of property, plant and equipment for the first quarters of 1999 and 1998, respectively. The Company expects increased levels of capital expenditures in 1999 to support new business requirements and process improvements. Investing cash flows for the first quarter of 1999 include proceeds of $12.4 million from the sale of the Company's investment in a Mexican shock absorber affiliate (see
Note 6 to the Consolidated Financial Statements). Investing cash flows also include $267.0 million paid for the purchase of Purolator, net of cash acquired (see Note 4 to the Consolidated Financial Statements). In the first quarter of 1998, the Company purchased the remaining shares of Autocomponents and Arvin Suspension Systems, resulting in a cash outflow of $8.7 million.

Financing cash flows in the first quarter of 1999 include changes in the Company's debt structure, which are more fully described in Note 5 to the Consolidated Financial Statements. The proceeds from long-term financings reflect the issuance of $150.0 million 7 1/8 percent notes due in 2009, which were used to pay a portion of short-term debt incurred with the acquisition of Purolator. Furthermore, the change in short-term debt includes borrowing on a bank facility arrangement in the amount of $125.0 million, which is also related to the acquisition of Purolator. Financing cash flows in the first quarter of 1998 include $99.0 million proceeds from 6.75 percent notes due in 2008, $20.0 of which was used for debt retirement. Finally, financing cash flows include Arvin's quarterly dividend to shareholders, which was increased five percent during 1998 from 20 cents to 21 cents.

Capital Resources: Based on the Company's projected cash flow from operations and existing investments and financing credit facility arrangements, management believes that sufficient liquidity is available to meet anticipated operating, capital, and dividend requirements over the next 12 months.

Interest Rate Risk Management: Arvin relies significantly on long-term fixed-rate debt in its capital structure. An increase in short-term bank borrowings and the addition of $50 million of interest rate swaps during the first quarter of 1999, however, have lessened that reliance somewhat (see Note 5 to the Consolidated Financial Statements for further details on the increase in debt). Under Arvin's current capital structure, if interest rates rise immediately by a 10 percent increment across the entire yield curve, Arvin's interest expense will increase, and thus pre-tax earnings will decrease, by approximately $1.1 million over a one-year period.

Hedging: The Company uses derivative financial instruments from time to time to hedge certain financial and operating transactions denominated in currencies other than functional currencies. The Company believes that adequate controls are in place to monitor these activities, which are not financially material. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement is effective for fiscal years beginning after June 15, 1999. The Company plans to adopt this statement at the beginning of fiscal 2000. This statement is not expected to have a material impact on the Company's results of operations.

Year 2000: During 1997, Arvin named a task force and began actively working with customers, suppliers, and employees on Arvin's plan to address both information technology (IT) and non-IT related Year 2000 issues. Non-IT systems include, but are not limited to, those systems that are not commonly thought of as IT systems, such as manufacturing equipment, building access, telephone systems and other miscellaneous systems. Except for one location where new systems are being implemented, the Company had essentially completed the remediation, testing and implementation phase of the Year 2000 project at the end of 1998 for both IT and non-IT systems. These phases represent 90 percent of Arvin's Year 2000 project and involved taking an inventory of all potentially affected systems, identifying potential Year 2000 issues, fixing or replacing such problems, and testing the changes made. The final 10 percent of the Year 2000 project, auditing, is scheduled for completion during 1999. This phase will consist of Arvin conducting self-assessment reviews, performing comprehensive tests of the IT systems in a Year 2000 simulated environment, reviewing the results of such testing, and putting in place any necessary contingency plans. Given the progress on this project, the Company plans to assess the need for a formal contingency plan in June 1999 and will analyze what the worst case scenario would be if the Company's Year 2000 project were not completed as scheduled at that time.

The Company has developed a Year 2000 process for dealing with its key suppliers. The process generally involves the following steps: (1) an initial supplier survey, (2) risk assessment, and (3) auditing critical suppliers. The first two steps are essentially complete and the audits are expected to be completed during the third quarter of 1999. Contingency plans for non-compliant suppliers will be developed as the audits are completed. These activities provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure. The Company continues to work with major customers on ensuring that its electronic exchanges of data will continue to work.

Expenses of the Year 2000 project are expensed as incurred. To date, approximately three million dollars has been expensed for this project. The Company expects that an additional one million dollars will be expensed during the remainder of 1999 to complete this project. Capital expenditures are generally replacing fully depreciated assets and have not had a material effect on the Company's results of operations, cash flows, or financial condition and are not expected to in the future.

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

Certain information and statements included or implied are forward looking and involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these statements. These forward-looking statements are identified by their use of terms and phrases such as "expected," "expect," "should," "plans," "estimated earnings," "anticipate," "believe," and "intend." Information about potential factors identified by the Company, which would affect the actual financial results, are included in the Company's Form 10-K for the year ended January 3, 1999.


Item 3. Quantitative and Qualitative Disclosures about Market Risk
        ----------------------------------------------------------

See "Interest Rate Risk Management" under the Financial Condition section of
Item 2.

                                     Part II


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

a.  Exhibits
------------
27  Financial Data Schedule                        filed herewith as Exhibit 27


b.  Reports Filed on Form 8-K
-----------------------------

Current report on Form 8-K dated March 4, 1999
----------------------------------------------
Items 5 & 7 reported
--------------------
On February 26, 1999 the Registrant acquired the Purolator Products automotive filter business from Mark IV Industries, Inc. The purchase agreement between the Registrant and Mark IV Industries, Inc.
was attached to the above-mentioned Form
8-K as Exhibit 99.

Current report on Form 8-K dated March 12, 1999
-----------------------------------------------
Items 2 & 7 reported
--------------------
On February 26, 1999 the Registrant acquired the Purolator Products automotive filter business from Mark IV Industries, Inc.

The Registrant noted that it was impractical at the date of the above-mentioned Form 8-K filing to file the financial statements and pro forma financial information required by Item 7 with respect to the acquisition. The Registrant further noted that such financial statements and pro forma statements would be filed by amendment to the above-mentioned Form 8-K on or prior to May 12, 1999.

The purchase agreement between the Registrant and Mark IV Industries, Inc. was incorporated by reference to Exhibit 99 to the Registrant's Current Report on Form 8-K filed March 4, 1999.

Amendment to Form 8-K dated May 12, 1999
----------------------------------------
Item 7 reported
---------------
On February 26, 1999 the Registrant acquired the Purolator Products automotive filter business from Mark IV Industries, Inc.

In connection with the Registrant's acquisition of Purolator, the Registrant filed financial statements and pro forma financial information as an amendment to Form 8-K Current Report dated March 12, 1999.

                                               Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.





                             Arvin Industries, Inc.




                             --------------------------------------------

                             Richard A. Smith
                             Vice President-Finance & Chief
                             Financial Officer




                             --------------------------------------------

                             William M. Lowe, Jr.
                             Vice President - Financial Operations
                             (Chief Accounting Officer)



Date:  May 14, 1999