Form 10-Q
period 1999-07-04
ARVIN INDUSTRIES INC
filed 1999-07-28
CIK 7636

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

Mark one
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended July 4, 1999 or


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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of July 4, 1999, the Registrant had outstanding 25,827,617 Common Shares (including employee stock benefit trust shares and excluding treasury shares), $2.50 par value.

                                Table of Contents
                                -----------------






Part I.  Financial Information                                         Page No.
-------  ---------------------                                         --------

Item 1. Financial Statements

    Consolidated Statement of Operations for the Three Months and Six
      Months Ended July 4, 1999 and June 28, 1998                          3

    Consolidated Statement of Financial Condition at July 4, 1999
      and January 3, 1999                                                  4

    Consolidated Statement of Cash Flows for the Six Months Ended
      July 4, 1999 and June 28, 1998                                       5

    Condensed Notes to Consolidated Financial Statements                   6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             10

Item 3. Quantitative and Qualitative Disclosures About Market Risk        16


Part II. Other Information
--------------------------

Item 4. Submission of Matters to a Vote of Security Holders               17
Item 5. Other Information                                                 17
Item 6. Exhibits and Reports on Form 8K                                   17

                       Part I
Item 1:  Financial Statements
                                        Arvin Industries, Inc.
                                  Consolidated Statement of Operations
                             (Dollars in millions, except per share amounts)
                                               Unaudited

                                                       Three Months Ended    Six Months Ended
                                                       ------------------    ----------------
                                                        7/4/99      6/28/98   7/4/99    6/28/98
                                                        ------      -------   ------    -------



Net Sales                                             $   839.3  $    643.3 $ 1,577.7 $ 1,236.7
Costs and Expenses:
 Cost of goods sold                                       711.2       538.7   1,352.8   1,051.2
 Selling, operating general and administrative             59.0        46.9     112.4      91.2
 Corporate general and administrative                       6.0         6.2      14.3      10.5
 Interest expense                                          13.7         9.2      24.2      17.9
 Other expense, net                                         3.3         3.4       6.0       6.1
                                                          -----       -----   -------   -------
                                                          793.2       604.4   1,509.7   1,176.9
                                                          -----       -----   -------   -------

Earnings Before Income Taxes                               46.1        38.9      68.0      59.8
 Income taxes                                             (16.8)      (12.2)    (23.6)    (19.8)
 Minority share of (income)/loss                             .5         (.6)       .9       (.9)
 Equity income of affiliates                                2.6         1.6       5.5       2.1
                                                          -----       -----    ------    ------
Earnings before Cumulative Effect of
  Accounting Change                                        32.4        27.7      50.8      41.2

Cumulative effect of accounting change, net
  of tax benefit of $.3                                       -           -       (.5)        -
                                                      ---------  ---------- --------- ---------

Net Earnings                                          $    32.4  $     27.7 $    50.3 $    41.2
                                                      =========  ========== ========= =========

Earnings Per Common Share
  Basic:
    Before cumulative effect of accounting change     $    1.34  $     1.16 $    2.10 $    1.74
    Cumulative effect of accounting change                    -           -      (.02)        -
                                                      ---------   ----------  --------- -------
        Total Basic                                   $    1.34  $     1.16 $    2.08 $    1.74
                                                      =========  ========== ========= =========

  Diluted:
    Before cumulative effect of accounting change     $    1.32  $     1.14 $    2.07 $    1.71
    Cumulative effect of accounting change                    -           -      (.02)        -
                                                      ---------  ---------- --------- ---------
        Total Diluted                                 $    1.32  $     1.14 $    2.05 $    1.71
                                                      =========  ========== ========= =========

Average Common Shares Outstanding (000's)
  Basic                                                  24,237      23,787    24,194    23,658
  Diluted                                                24,536      24,217    24,500    24,099

Dividends Declared per Common Share                   $     .21  $      .20 $     .42 $     .40

See notes to consolidated financial statements.


                                    Arvin Industries, Inc.
                         Consolidated Statement of Financial Condition
                        (Dollars in millions, except per share amounts)
                                          Unaudited


                                                         As of          As of
                                                         7/4/99         1/3/99
                                                         ------         ------
Assets
------
Current Assets:
  Cash and cash equivalents                          $     47.6    $     107.0
  Receivables, net of allowances of $14.7 and $8.1,
    respectively                                          483.2          319.0
  Inventories                                             208.4          151.3
  Other current assets                                    120.3          103.7
                                                          -----          -----
    Total current Assets                                  859.5          681.0
                                                          -----          -----
Non-Current Assets:
  Property, plant and equipment:
   Land, buildings, machinery & equipment               1,364.9        1,289.8
    Less: Allowance for depreciation                      712.0          704.0
                                                          -----          -----
                                                          652.9          585.8
  Goodwill, net of accumulated amortization of
    $43.3 and $42.5, respectively                         278.2          170.2
  Investment in affiliates                                156.8          148.2
  Other assets                                             61.8           61.3
                                                          -----          -----
     Total non-current assets                           1,149.7          965.5
                                                        -------        -------
                                                     $  2,009.2     $  1,646.5
                                                        =======        =======

Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities:
  Short-term debt                                    $    125.0     $     10.1
  Accounts payable                                        385.7          337.9
  Employee-related costs                                   64.3           63.3
  Accrued expenses                                        128.0          105.6
                                                          -----          -----
    Total current liabilities                             703.0          516.9
                                                          -----          -----
Long-term debt                                            454.5          307.7
Long-term employee benefits                                82.4           70.4
Other long-term liabilities                                62.0           41.6
Minority interest                                          55.6           57.1
Company-obligated mandatorily redeemable preferred
  capital securities of subsidiary trust holding solely
  subordinated debentures of the Company                   89.1           89.1
Shareholders' Equity:
  Common shares ($2.50 par value)                          68.8           68.8
  Capital in excess of par value                          306.5          305.2
  Retained earnings                                       374.6          334.3
  Cumulative translation adjustment                       (87.9)         (41.3)
  Employee stock benefit trust                            (60.8)         (64.7)
  Common shares held in treasury (at cost)                (38.6)         (38.6)
                                                        -------        -------
    Total shareholders' equity                            562.6          563.7
                                                        -------        -------
                                                     $  2,009.2     $  1,646.5
                                                        =======        =======

See notes to consolidated financial statements.

                                    Arvin Industries, Inc.
                             Consolidated Statement of Cash Flows
                                    (Dollars in millions)
                                          Unaudited

                                                                        Six Months Ended
                                                                        ----------------
                                                                      7/4/99        6/28/98  (1)
                                                                      ------        -------
Operating Activities:
 Net earnings                                                      $    50.3      $    41.2
 Adjustments to reconcile net earnings to
  net cash (used for)/provided by operating activities:
   Depreciation                                                         53.5           42.3
   Amortization                                                          4.1            3.0
   Minority interest                                                     (.9)            .9
   Gain on sale of investment                                           (7.3)          (5.5)
   Change in deferred income tax benefit, net                            (.8)            .5
   Other                                                                 8.1            8.9
   Changes in operating assets and liabilities:
     Receivables                                                      (120.1)         (94.2)
     Inventories and other current assets                              (30.2)         (16.3)
     Accounts payable and other accrued expenses                        32.0           36.4
     Income taxes payable                                                8.5           (2.2)
                                                                        ----           ----

         Net Cash (Used for)/Provided by Operating Activities           (2.8)          15.0
                                                                        ----           ----


Investing Activities:
   Purchase of property, plant and equipment                           (49.0)         (44.3)
   Proceeds from sale of property, plant and equipment                   1.0            3.2
   Proceeds from sale of investment                                     12.4            9.6
   Investments in affiliates                                            (2.1)          (3.2)
   Business acquisitions, net of cash acquired                        (267.0)          (8.7)
   Other                                                                 1.3             .6
                                                                         ---            ---
         Net Cash Used for Investing Activities                       (303.4)         (42.8)
                                                                      ------         ------

Financing Activities:
   Change in short-term debt, net                                      105.2           10.2
   Proceeds from long-term financings                                  156.2           99.0
   Principal payments on long-term financings                           (4.0)         (46.2)
   Dividends paid                                                      (10.2)          (9.4)
   Exercise of stock options                                             2.1            7.6
   Other                                                                 (.7)          (3.8)
                                                                        ----           ----
         Net Cash Provided by Financing Activities                     248.6           57.4
                                                                       -----           ----

Cash and Cash Equivalents:
   Effect of exchange rate changes on cash                              (1.8)          (1.3)
                                                                        ----           ----
   Net (decrease)/increase                                             (59.4)          28.3
   Beginning of the year                                               107.0          108.9
                                                                   ---------      ---------
         End of the period                                         $    47.6      $   137.2
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

The results of operations for the three and six months ended July 4, 1999 are not necessarily indicative of the results to be expected for the full year ending January 2, 2000.

Note 2. Basic earnings per share are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share are based on the weighted- average number of common and common equivalent shares (principally stock option related) outstanding during the period.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings (shares in 000's):

                                                            Second Quarter                     Six Months
                                                      ---------------------------      ---------------------------
                                                         1999           1998              1999           1998
                                                      ------------   ------------      ------------   ------------
Denominator for basic earnings
per share - weighted-average shares                        24,237         23,787            24,194         23,658

Effect of dilutive securities                                 299            430               306            441
                                                      ------------   ------------      ------------   ------------

Denominator for diluted earnings
per share - adjusted for weighted-average
shares and assumed conversions                             24,536         24,217            24,500         24,099
                                                      ============   ============      ============   ============


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

On February 26, 1999 Arvin acquired the Purolator Products automotive filter business (Purolator) from Mark IV Industries, Inc. for approximately $272 million, subject to further adjustment. This transaction included the assumption of $6 million in debt. Included in the Statement of Financial Condition are estimated purchase liabilities of $9.7 million associated with a plan to exit certain activities of Purolator including severance and related costs, and costs associated with the consolidation of certain acquired facilities. The Company expects to complete its plan by February 2000. The acquisition was accounted for under the purchase method and, accordingly, results of Purolator's operations are included in the consolidated financial statements as of the date of acquisition. The purchase price has been preliminarily allocated based upon estimated fair values at the date of acquisition, pending final determination by an independent appraisal. Goodwill resulting from this transaction is being amortized using the straight-line method over a 40-year period.

The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if the acquisitions of WorldSource and Purolator had taken place on December 29, 1997:

(Dollars in millions, except per share amounts)          Six months ended
                                                 ------------------------------
                                                     7/4/99         6/28/98
                                                -------------    -------------

Net sales                                        $   1,636.0       $  1,445.7
Net earnings before cumulative effect of
   accounting change                                    51.7             42.2
Net earnings                                            51.2             42.2

Per share data:
   Basic:
    Before cumulative effect of accounting change$      2.14       $     1.78
    Cumulative effect of accounting change              (.02)               -
                                                      ------           -------
      Total                                      $      2.12       $     1.78
                                                      ======           =======

   Diluted:
    Before cumulative effect of accounting change$      2.11       $     1.75
    Cumulative effect of accounting change              (.02)               -
                                                      ------           -------
      Total                                      $      2.09       $     1.75
                                                      ======           =======

These unaudited pro form results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill, increased interest expense on acquisition debt, and certain other minor adjustments. They do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions been in effect on December 29, 1997, or of future results of operations.

Note 5. On March 12, 1999 Arvin issued $150 million of 7 1/8 percent notes, maturing on March 15, 2009. Proceeds from this issue were used to repay a portion of short-term debt incurred in connection with Arvin's acquisition of Purolator.

During the first quarter of 1999, Arvin also obtained a $125 million committed bank facility to provide liquidity needed to finance the Purolator acquisition. As of July 4, 1999, $100 million was being borrowed from this facility. Furthermore, Arvin entered into an interest-rate swap during the first quarter of 1999 in which Arvin receives a fixed rate of interest and pays a LIBOR-based floating rate. The swap has a notional value of $50 million and matures on March 15, 2004.

Note 6. Other expense, net for the first six months of 1999 includes a pre-tax gain of $7.3 million relating to the sale of the Company's entire 40 percent equity investment in a Latin American shock absorber affiliate. The effective tax rate for the gain was 26.2 percent, which reflects the utilization of an available capital loss carryforward of $6.8 million.

Other expense, net for the first six months of 1999 also includes a non-recurring charge, before tax benefits, of $7.1 million in connection with a voluntary early retirement program for certain North American employees. The terms of the program allowed the employees to elect, prior to March 30, 1999, to retire during 1999 and to receive medical coverage and pension benefits without the normal reduction for early retirement. The charge, net of tax benefits, was equal to $4.3 million.

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

Note 8. Comprehensive income for the three and six months ended July 4, 1999 of $21.1 and $3.7 million and for the three and six months ended June 28, 1998 of $25.6 and $34.8 million, respectively, includes reported net income adjusted by the non-cash effect of changes in the cumulative translation adjustment.

Note 9. The reconciliation of segment profit to the Company's consolidated earnings before income taxes is as follows:

Segment Information                                           For the Three                        For the Six
(Dollars in millions)                                         Months Ended                        Months Ended
                                                      ------------------------------      ------------------------------
                                                         7/4/99          6/28/98             7/4/99          6/28/98
                                                      -------------    -------------      -------------    -------------
Net Sales:
Automotive Original Equipment                         $     515.3      $      426.2       $     1,011.0    $      833.2
Automotive Replacement                                      273.2             188.6               476.0           348.8
Other                                                        50.8              28.5                90.7            54.7
                                                      -------------    -------------      -------------    -------------
  Net sales                                           $     839.3      $      643.3       $     1,577.7    $    1,236.7
                                                      =============    =============      =============    =============

Operating Income:
Automotive Original Equipment                         $      36.3      $       26.0       $        66.3    $       48.2
Automotive Replacement                                       28.8              23.4                42.8            36.9
Other                                                         5.6               1.7                 7.5            (0.6)
                                                      -------------    -------------      -------------    -------------
 Operating income                                            70.7              51.1               116.6            84.5
Less:  Equity income of affiliates                           (2.6)             (1.6)               (5.5)           (2.1)
Interest expense                                            (13.7)             (9.2)              (24.2)          (17.9)
Corporate general and administrative                         (6.0)             (6.2)              (14.3)          (10.5)
Gain on investment                                              -               5.5                   -             5.5
Other non-operating income/(expense)                         (2.3)             (0.7)               (4.6)            0.3
                                                      -------------    -------------      -------------    -------------
     Earnings before income taxes                     $      46.1      $       38.9       $        68.0    $       59.8
                                                      =============    =============      =============    =============


Note 10. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivatives Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an Amendment of FASB Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133 by one year to fiscal years beginning after June 15, 2000. Accordingly, the Company plans to adopt Statement No. 133 at the beginning of fiscal year 2001. Implementation of this statement is not expected to have a material impact on the Company's results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Financial Review
(Dollars in millions, except per share amounts)

Overview

Record sales of $839.3 million and record earnings of $32.4 million were reported for the second quarter of 1999. Sales for the six months ended July 4, 1999 of $1,577.7 million improved $341.0 million over a strong comparable 1998 period. Top line growth was achieved as a result of both recent acquisitions and strength in the original equipment market. Year-to-date earnings before cumulative effect of accounting change increased by 23 percent to $50.8 million, or $2.07 per diluted share, compared to earnings of $41.2 million, or $1.71 per diluted share for the first six months of 1998.

Two significant non-recurring items were recorded during the first six months of 1999. First, an after-tax gain of $5.4 million on the sale of an investment in a Latin American shock absorber affiliate increased diluted earnings per share by $.22. An after-tax charge of $4.3 million for a voluntary early retirement program for certain North American employees reduced diluted earnings per share by $.18. Two significant non-recurring items were also recorded during the first six months of 1998. First, an after-tax gain of $5.5 million on the early redemption of preferred stock increased diluted earnings per share by $.23. An after-tax charge of $4.5 million for realignment of OE exhaust operations reduced diluted earnings per share by $.19. Excluding the impact of these non-recurring items, year-to-date 1999 earnings before cumulative effect of accounting change increased by 24 percent to $49.7 million, or $2.03 per diluted share, compared to year-to-date 1998 earnings of $40.2 million, or $1.67 per diluted share.

Results of Operations
                                                        Second Quarter                     First Six Months
                                                  ----------------------------        ----------------------------
                                                     1999           1998                 1999           1998
                                                  ------------   ------------         ------------   ------------
Net Sales:
Automotive Original Equipment                   $       515.3  $       426.2        $     1,011.0  $      833.2
Automotive Replacement                                  273.2          188.6                476.0         348.8
Other                                                    50.8           28.5                 90.7          54.7
                                                  ------------   ------------         ------------   ------------
  Net sales                                     $       839.3  $       643.3        $     1,577.7  $    1,236.7
                                                  ============   ============         ============   ============

Operating Income: *
Automotive Original Equipment                   $        36.3  $        26.0        $        66.3  $       48.2
Automotive Replacement                                   28.8           23.4                 42.8          36.9
Other                                                     5.6            1.7                  7.5          (0.6)
                                                  ------------   ------------         ------------   ------------
 Operating income                               $        70.7  $        51.1        $       116.6  $       84.5
                                                  ============   ============         ============   ============

* Operating income reflects: (1) income from consolidated operations prior to Corporate expenses, interest, and other non-operational items, and (2) Arvin's share of net income from unconsolidated subsidiaries.

Automotive Original Equipment (OE): Net sales in the OE segment of $515.3 million for the second quarter of 1999 increased by $89.1 million or 21 percent over strong sales in the second quarter of 1998. The net effect of entities consolidated over an entity divested added $8.3 million to revenues. An increase in OE exhaust pass-through sales contributed $43.9 million to sales. A strong U.S. dollar had a negative effect on the translation of the quarter's OE sales. On a constant dollar basis, OE sales grew 23 percent. Selective price concessions, which averaged one percent of sales, were more than offset by volume gains (excluding pass-through sales) and a favorable product mix of $41.6 and $8.8 million, respectively.

OE sales for the six-month period increased by $177.8 million, or 21 percent over sales for the first six months of 1998. Sales increased by $14.7 million due to the net effect of acquisitions offset by a divestiture. An increase in OE exhaust pass-through sales contributed $90.2 million to revenues. Net sales were boosted by favorable market conditions in North America and Western Europe. Vehicle production in the U.S. and Canada increased by 13 percent, and new car registrations in Western Europe improved by 8 percent as compared to the first six months of 1998. Selective price concessions averaged nearly one percent of OE sales. Volume gains (excluding pass-through sales) and a favorable product mix contributed $72.1 and $13.9 million, respectively.

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

OE operating income for the second quarter of 1998 included a $6.6 million charge for the realignment of OE exhaust operations. Excluding the impact of this non-recurring item, OE operating profit of $36.3 million for the second quarter of 1999 increased by 11 percent as compared to the second quarter of 1998. The benefit of volume gains and a favorable product mix exceeded the impact of selective price concessions by $12.1 million. Negotiated raw material price decreases contributed $3.5 million to operating profit. The net effect of acquisitions and dispositions reduced operating profit by $2.5 million, while equity in unconsolidated subsidiary income increased operating profit by $.8 million. OE operating income was adversely affected by labor inflation of $4.4 million and productivity declines of $6.1 million. Major reasons for the productivity declines include the delayed launch of a key customer platform in Europe, and a downturn in European demand for certain customer models.

OE operating income for the first six months of 1999 included two significant non-recurring items: 1) a $7.3 million gain on the sale of the Company's equity investment in a Latin American shock absorber affiliate, and 2) a $3.2 million charge for a voluntary early retirement program for certain North American employees. Excluding the effect of these non-recurring items and also the non-recurring item reported during the first six months of 1998 (as mentioned in the preceding paragraph), year-to-date OE operating profit increased by 14 percent over the comparable period in 1998. Volume gains and a favorable product mix outpaced the effect of selective price concessions by $17.6 million. Negotiated raw material price decreases and reduced warranty costs contributed $7.0 and $1.5 million, respectively, to operating profit. The net impact of acquisitions and dispositions reduced operating profit by $6.9 million, while equity in unconsolidated subsidiary income increased operating profit by $3.0 million. OE operating income was adversely affected by labor inflation of $7.7 million and productivity declines of $6.8 million, the major reasons for which were previously discussed.

OE operating margins, adjusted for previously discussed non-recurring items, were 7.0 and 6.2 percent for the second quarter and first six months of 1999, respectively, and were 7.6 and 6.6 percent for the second quarter and first six months of 1998, respectively. These operating margins were adversely affected by the increase of OE exhaust pass-through sales, which typically have very low margins. Excluding non-recurring items and the negative impact of increased pass-through sales, OE operating margins for the second quarter and first six months of 1999 were 8.2 and 7.2 percent, respectively, and were 8.3 and 7.1 percent for the second quarter and the first six months of 1998, respectively.

Automotive Replacement (Replacement): Replacement sales in the second quarter of 1999 of $273.2 million increased by $84.6 million or 45 percent compared to net sales in the second quarter of 1998. The acquisition of Purolator Products (Purolator) and a favorable product mix contributed $86.7 and $7.8 million, respectively. Price increases, averaging one percent of sales, were more than offset by volume reductions of $9.9 million in the North American exhaust market. The trend of lower volumes continues for the Replacement segment due to improved original equipment exhaust systems and the evolution of light vehicle designs. Despite overall softness in the replacement market, Arvin believes that it continues to gain market share.

Replacement sales for the first six months of 1999 increased by $127.2 million, or 36 percent over sales for the first six months of 1998. The acquisition of Purolator on February 26, 1999 accounted for 95 percent of this increase. In addition, price increases, averaging one percent of sales, and a favorable product mix of $18.0 million exceeded volume reductions of $12.9 million and the negative effect of the strong U.S. dollar on the translation of earnings, which equated to $4.0 million.

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

Operating income in the second quarter of 1999 for the Replacement segment increased by $5.4 million or 23 percent compared to the second quarter of 1998. This increase was mainly attributable to the acquisition of Purolator. Other variances included price increases and a favorable product mix totaling $7.8 million, which were offset by volume reductions of $10.1 million. Productivity improvements and negotiated raw material price decreases contributed a total of $6.0 million, while labor inflation and costs to obtain new business reduced operating profit by a total of $3.7 million.

Replacement operating income for the first six months of 1999 included a $3.2 million non-recurring charge for a voluntary early retirement program for certain North American employees. Excluding the effect of this program, operating income for the Replacement segment increased by $9.1 million or 25 percent. The acquisition of Purolator accounted for almost 90 percent of the increase in operating profit. Price increases and a favorable product mix totaling $17.6 million offset volume reductions of $17.3 million. Productivity improvements and negotiated raw material price decreases contributed a total of $8.6 million, while labor inflation and costs to obtain new business reduced operating profit by a total of $7.9 million.

Other: Other sales in the second quarter and for the first six months of 1999 increased by 78 and 66 percent, respectively, as compared to the respective periods in 1998. The acquisition of WorldSource accounted for approximately 55 percent of the increase in both periods, and other incremental volume made up the rest of the gain.

Other operating profit in the second quarter of 1999 increased by $3.9 million compared to the second quarter of 1998. Total volume gains, including the acquisition of WorldSource, contributed $4.4 million, which was partially offset by minor variances for selective price concessions, an unfavorable product mix, and labor inflation totaling $.6 million.

Excluding non-recurring items recorded during the first six months of 1999 (a $.4 million charge for a voluntary early retirement program) and during the first six months of 1998 (a $3.5 million increase in reserves for legal and environmental issues), Other operating income increased by $5.0 million. Total volume gains, including the acquisition of WorldSource, contributed $7.0 million. Minor variances for selective price concessions, unfavorable product mix, and increased labor costs accounted for the remainder of the change.

Corporate General and Administrative expenses as a percent of sales were relatively flat for both the quarter-to-quarter and year-to-date comparisons. Year-to-date expenses were $3.8 million higher due to increases in compensation, professional services, and other general expenses.

Interest Expense increased by 49 and 35 percent in the second quarter and first six months of 1999, respectively, when compared to the same periods in 1998. The increases were a result of additional interest-bearing obligations issued during 1999 in connection with the acquisition of Purolator (see Note 5 to the Consolidated Financial Statements).

Equity income of affiliates increased by $1.0 and $3.4 million in the second quarter and during the first six months of 1999 compared to the same periods in 1998. The increase is primarily attributable to gains from the Company's Latin American shock absorber affiliate, higher earnings reported for the Company's U.S. OE exhaust affiliate and European OE ride control affiliate, and equity income for two new affiliates acquired through the purchase of Purolator.

Other expense, net was essentially flat for both the quarter-to-quarter and year-to-date comparisons. Other expense for the first six months of 1999 includes two offsetting non-recurring items as follows: 1) a pre-tax gain of $7.3 million for the sale of an investment in a Latin American shock absorber affiliate, and 2) a pre-tax charge of $7.1 million for a voluntary early retirement program for certain North American employees. For both the second quarter and the first six months of 1998, other expense includes the $6.6 million charge for realignment expenses discussed above in the OE operating profit section, and a gain of $5.5 million relating to the early redemption of preferred stock received in conjunction with the Company's 1995 sale of its Schrader Automotive unit. The year-to-date comparison is also affected by a $3.5 million increase in legal and environmental reserves that was reported during the first six months of 1998. In contrast, interest income was $1.2 and $2.2 million lower in the second quarter and during the first six months of 1999 as compared to the same periods in 1998. Finally, foreign exchange transactions resulted in a loss of $1.0 million during the first six months of 1999 as compared to a gain of $1.0 million during the first six months of 1998.

Income Taxes: The effective tax rates for the second quarter and year-to-date 1999 periods were 36.4 and 34.7 percent, respectively. The effective tax rates for the second quarter and year-to-date 1998 periods were 31.4 and 33.1 percent, respectively. The lower rates for both 1998 periods reflect the impact of the $5.5 million gain on the early redemption of the Company's investment in preferred stock on which no tax expense was recorded. The year-to-date 1999 rate reflects the utilization of an available capital loss carryforward.

Financial Condition

Liquidity: Working capital decreased by $7.6 million during the first six months of 1999, which caused the current ratio to drop from 1.3 at the end of fiscal year 1998 to 1.2 as of July 4, 1999. Current liabilities increased at a higher rate than current assets due to the issuance of short-term debt to acquire Purolator (see Notes 4 and 5 to the Consolidated Financial Statements).

Key elements of the Consolidated Statement of Cash Flows for the first six months of 1999 and 1998 were as follows:
                                                           1999         1998
                                                           ----         ----
Net Cash (Used for)/Provided by Operating Activities      (2.8)         15.0
Net Cash Used for Investing Activities                  (303.4)        (42.8)
Net Cash Provided by Financing Activities                248.6          57.4

Investing cash flows include $49.0 and $44.3 million for the purchase of property, plant and equipment for the first six months of 1999 and 1998, respectively. The Company expects increased levels of capital expenditures in 1999 to support new business requirements and process improvements. Investing cash flows for the first six months of 1999 include proceeds of $12.4 million from the sale of the Company's investment in a Latin American shock absorber affiliate (see Note 6 to the Consolidated Financial Statements). Investing cash flows also include $267.0 million paid for the purchase of Purolator, net of cash acquired (see Note 4 to the Consolidated Financial Statements). Year-to-date 1998 investing cash flows include proceeds of $9.6 million for the redemption of the Company's investment in preferred stock received in connection with the 1995 sale of Schrader. The Company also purchased the remaining shares of Autocomponents and Arvin Suspension Systems during the first six months of 1998, resulting in a cash outflow of $8.7 million.

Financing cash flows for the first six months of 1999 include changes in the Company's debt structure, which are more fully described in Note 5 to the Consolidated Financial Statements. The proceeds from long-term financings reflect the issuance of $150.0 million 7 1/8 percent notes due in 2009, which were used to re-pay a portion of the short-term debt incurred with the acquisition of Purolator. Furthermore, the change in short-term debt includes borrowing on a bank facility arrangement established in February 1999 related to the acquisition of Purolator. As of July 4, 1999, $100.0 million was being borrowed from this facility. Financing cash flows for the first six months of 1998 include $99.0 million proceeds from 6.75 percent notes due in 2008, $46.0 million of which was used for debt retirement. Finally, financing cash flows include Arvin's quarterly dividend to shareholders, which was increased five percent during 1998 from 20 cents to 21 cents.

Capital Resources: Based on the Company's projected cash flow from operations and existing investments and financing credit facility arrangements, management believes that sufficient liquidity is available to meet anticipated operating, capital, and dividend requirements over the next 12 months.

Interest Rate Risk Management: Arvin relies significantly on long-term fixed-rate debt in its capital structure. An increase in short-term bank borrowings and the addition of $50 million of interest rate swaps during the first six months of 1999, however, have lessened that reliance somewhat (see
Note 5 to the Consolidated Financial Statements for further details on the increase in debt). Under Arvin's current capital structure, if interest rates rise immediately by a 10 percent increment across the entire yield curve, Arvin's interest expense will increase, and thus pre-tax earnings will decrease, by approximately $1.1 million over a one-year period.

Hedging: The Company uses derivative financial instruments from time to time to hedge certain financial and operating transactions denominated in currencies other than functional currencies. The Company believes that adequate controls are in place to monitor these activities, which are not financially material. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and then in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivatives Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an Amendment of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. Accordingly, the Company plans to adopt SFAS No. 133 at the beginning of fiscal year 2001. This statement is not expected to have a material impact on the Company's results of operations.

Year 2000: During 1997, Arvin named a task force and began actively working with customers, suppliers, and employees on Arvin's plan to address both information technology (IT) and non-IT related Year 2000 issues. Non-IT systems include, but are not limited to, those systems that are not commonly thought of as IT systems, such as manufacturing equipment, building access, telephone systems and other miscellaneous systems. Except for one location where new systems are being implemented, the Company had essentially completed the remediation, testing and implementation phase of the Year 2000 project at the end of 1998 for both IT and non-IT systems. (The implementation of the new systems noted above is planned for the end of the third quarter.) These phases represent 90 percent of Arvin's Year 2000 project and involved taking an inventory of all potentially affected systems, identifying potential Year 2000 issues, fixing or replacing such problems, and testing and implementing the changes made. The final 10 percent of the Year 2000 project, auditing, is scheduled for completion before the end of the third quarter of 1999. This phase consists of Arvin conducting internal audit reviews, performing comprehensive tests of the IT systems in a Year 2000 simulated environment, reviewing the results of such testing, and putting in place any necessary contingency plans.

The Company has developed a Year 2000 process for dealing with its key suppliers. The process generally involves the following steps: (1) an initial supplier survey, (2) risk assessment, and (3) auditing critical suppliers. The first two steps are essentially complete and the audits are expected to be completed before the end of the third quarter of 1999. Contingency plans for non-compliant suppliers will be developed as the audits are completed. These activities provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure. The Company continues to work with key suppliers and major customers on ensuring that its electronic exchanges of data will continue to work.

The Company believes it has an effective program in place to address possible Year 2000 problems in a timely manner. At this time, the Company believes its "reasonably likely worst case scenario" would be the failure of its third party business partners to address Year 2000 issues. Current contingency plan focus is on thorough testing, alternate supplier sources, manual backup for critical processes, and build-up of safety stock in limited cases.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

See "Interest Rate Risk Management" under the Financial Condition section of
Item 2.

                                     Part II


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

Arvin held its Annual Meeting of Shareholders on April 15, 1999 at which security holders elected four directors nominated for three-year terms expiring in 2002 and ratified the Board of Directors' appointment of PricewaterhouseCoopers LLP as Arvin's independent certified public accountants for the current year.

The results of the voting in connection with the above items were as follows:

Voting on Directors                    For               Withheld
-------------------                 ----------           --------

Robert E. Fowler                    22,560,649           404,550
William D. George, Jr.              22,570,223           394,976
Arthur R. Velasquez                 22,573,119           392,080
Carolyn Y. Woo                      22,547,343           417,856

                                                                         Broker
                                       For         Against     Abstain  Non-Vote
                                   -----------     -------     -------  --------
Ratify appointment of
PricewaterhouseCoopers LLP as
auditors
                                    22,850,003      60,353     54,843      0



Item 5. Other Information
-------------------------

Effective July 12, 1999 National City Bank succeeded Harris Trust and Savings Bank as the Transfer Agent for the Company's common shares and as the Rights Agent under the Rights Agreement dated as of May 29, 1986, as amended.



Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

a.  Exhibits
--  --------
27  Financial Data Schedule                        filed herewith as Exhibit 27


b.  Reports Filed on Form 8-K
--  -------------------------

Amendment #1 to Form 8-K dated May 12, 1999
-------------------------------------------
Item 7 reported
---------------
On February 26, 1999 the Registrant acquired the Purolator Products automotive filter business from Mark IV Industries, Inc.

In connection with the Registrant's acquisition of Purolator, the Registrant filed financial statements and combined pro forma financial information as an amendment to Form 8-K Current Report dated March 12, 1999.

Amendment #2 to Form 8-K dated June 22, 1999
--------------------------------------------
Item 7 reported
---------------

In connection with the Registrant's acquisition of Purolator, the Registrant filed combined pro forma financial information for the quarter ended April 4, 1999 as a second amendment to Form 8-K Current Report dated March 12, 1999.

                                      Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                      Arvin Industries, Inc.




                                      -----------------------------------------

                                      Richard A. Smith
                                      Vice President-Finance & Chief
                                      Financial Officer




                                      -----------------------------------------

                                      William M. Lowe, Jr.
                                      Vice President - Financial Operations
                                      (Chief Accounting Officer)



Date:  July 27, 1999