Form 10-Q
period 1999-10-03
ARVIN INDUSTRIES INC
filed 1999-11-12
CIK 7636

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

Mark one
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended October 3, 1999 or


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

As of November 7, 1999, the Registrant had outstanding 25,828,749 Common Shares (including employee stock benefit trust shares and excluding treasury shares), $2.50 par value.

                                Table of Contents
                                -----------------






Part I.  Financial Information                                          Page No.
-------  ---------------------                                          --------

Item 1.    Financial Statements

    Consolidated Statement of Operations for the Three Months and Nine
     Months Ended October 3, 1999 and September 27, 1998                      3

    Consolidated Statement of Financial Condition at October 3, 1999
     and January 3, 1999                                                      4

    Consolidated Statement of Cash Flows for the Nine Months Ended
     October 3, 1999 and September 27, 1998                                   5

    Condensed Notes to Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          16


Part II. Other Information
--------------------------

Item 6.  Exhibits and Reports on Form 8K                                     17

                                                                Part I




                        Part I
Item 1:  Financial Statements
              Arvin Industries, Inc.
        Consolidated Statement of Operations
  (Dollars in millions, except per share amounts)
                     Unaudited

                                         Three Months Ended    Nine Months Ended
                                         ------------------    -----------------
                                         10/3/99     9/27/98   10/3/99   9/27/98
                                         -------     -------   -------   -------

Net Sales                              $   744.4  $    573.8 $ 2,322.1 $ 1,810.5
Costs and Expenses:
 Cost of goods sold                        642.9       490.2   1,995.7   1,541.4
 Selling, operating general
 and administrative                         54.3        46.1     166.7     137.3
 Corporate general and administrative        7.1         5.5      21.4      16.0
 Interest expense                           13.3         9.4      37.5      27.3
 Other expense/(income), net                 2.6         (.6)      8.6       5.5
                                             ---         ---       ---       ---
                                           720.2       550.6   2,229.9   1,727.5
                                           -----       -----   -------   -------

Earnings Before Income Taxes                24.2        23.2      92.2      83.0
 Income taxes                               (8.4)       (7.8)    (32.0)    (27.6)
 Minority share of loss/(income)             2.0          .1       2.9       (.8)
 Equity income of affiliates                 2.3         1.3       7.8       3.4
                                             ---         ---       ---       ---
Earnings before Cumulative Effect of
  Accounting Change                         20.1        16.8      70.9      58.0

Cumulative effect of accounting change,
 net of tax benefit of $.3                     -           -       (.5)        -
                                             ---         ---       ----      ---
Net Earnings                           $    20.1  $     16.8 $    70.4 $    58.0
                                       =========  ========== ========= =========

Earnings Per Common Share
  Basic:
    Before cumulative effect of
     accounting change                 $     .83  $      .70 $    2.93 $    2.44
    Cumulative effect of
     accounting change                         -           -      (.02)        -
                                             ---         ---      ----       ---
     Total Basic                       $     .83  $      .70 $    2.91 $    2.44
                                       =========  ========== ========= =========

  Diluted:
    Before cumulative effect of
        accounting change              $     .82  $      .69 $    2.89 $    2.40
    Cumulative effect of accounting change     -           -      (.02)        -
                                             ---         ---      ----       ---
        Total Diluted                  $     .82  $      .69 $    2.87 $    2.40
                                       =========  ========== ========= =========

Average Common Shares Outstanding (000's)
  Basic                                   24,322      23,942    24,236    23,753
  Diluted                                 24,570      24,332    24,523    24,177

Dividends Declared per Common Share    $     .21  $      .20 $     .63 $     .60

See notes to consolidated financial statements.

                       Arvin Industries, Inc.
           Consolidated Statement of Financial Condition
          (Dollars in millions, except per share amounts)
                             Unaudited


                                                         As of           As of
                                                        10/3/99          1/3/99
                                                        -------          ------
Assets
------
Current Assets:

  Cash and cash equivalents                         $      45.6     $     107.0
  Receivables, net of allowances
     of $13.8 and $8.1, respectively                      474.6           319.0
  Inventories                                             215.2           151.3
  Other current assets                                    123.7           103.7
                                                          -----           -----
    Total current assets                                  859.1           681.0
                                                          -----           -----
Non-Current Assets:
  Property, plant and equipment:
   Land, buildings, machinery & equipment               1,403.2         1,289.8
    Less: Allowance for depreciation                      740.8           704.0
                                                          -----           -----
                                                          662.4           585.8
  Goodwill, net of accumulated amortization
    of $48.5 and $42.5, respectively                      282.0           170.2
  Investment in affiliates                                163.0           148.2
  Other assets                                             66.0            61.3
                                                           ----            ----
     Total non-current assets                           1,173.4           965.5
                                                        -------           -----
                                                    $   2,032.5     $   1,646.5
                                                    ===========     ===========

Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities:
  Short-term debt                                   $     174.7     $      10.1
  Accounts payable                                        379.6           337.9
  Employee-related costs                                   66.6            63.3
  Accrued expenses                                        113.8           105.6
                                                          -----           -----
    Total current liabilities                             734.7           516.9
                                                          -----           -----
Long-term debt                                            416.4           307.7
Long-term employee benefits                                83.1            70.4
Other long-term liabilities                                59.5            41.6
Minority interest                                          54.0            57.1
Company-obligated mandatorily redeemable preferred
  capital securities of subsidiary trust holding solely
  subordinated debentures of the Company                   89.1            89.1
Shareholders' Equity:
  Common shares ($2.50 par value)                          68.8            68.8
  Capital in excess of par value                          306.7           305.2
  Retained earnings                                       389.4           334.3
  Cumulative translation adjustment                       (71.6)          (41.3)
  Employee stock benefit trust                            (59.1)          (64.7)
  Common shares held in treasury (at cost)                (38.5)          (38.6)
                                                          -----           -----
    Total shareholders' equity                            595.7           563.7
                                                          -----           -----
                                                    $   2,032.5     $   1,646.5
                                                    ===========     ===========

See notes to consolidated financial statements.

                Arvin Industries, Inc.
         Consolidated Statement of Cash Flows
                 (Dollars in millions)
                       Unaudited


                                                                       Nine Months Ended
                                                                       -----------------
                                                                    10/3/99        9/27/98 (1)
                                                                    -------        ------- ---

Operating Activities:
 Net earnings                                                     $    70.4      $    58.0
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation                                                        78.9           63.3
   Amortization                                                         6.4            4.5
   Minority interest                                                   (2.9)            .8
   Gain on sale of investment                                          (7.3)          (5.5)
   Change in deferred income tax benefit, net                          (3.9)           (.4)
   Other                                                                2.8            7.9
   Changes in operating assets and liabilities:
     Receivables                                                     (103.2)         (87.9)
     Inventories and other current assets                             (36.1)         (25.5)
     Accounts payable and other accrued expenses                       10.7            2.2
     Income taxes payable                                               5.1           10.9
                                                                        ---           ----
         Net Cash Provided by Operating Activities                     20.9           28.3
                                                                       ----           ----

Investing Activities:
   Purchase of property, plant and equipment                          (79.2)         (66.2)
   Proceeds from sale of property, plant and equipment                  3.0            3.9
   Proceeds from sale of investment                                    12.4            9.6
   Investments in affiliates                                           (2.1)         (19.0)
   Business acquisitions, net of cash acquired                       (272.1)         (25.4)
   Cash proceeds from sale of business, net
        of cash balance of business sold                                  -            6.9
   Other                                                                2.5            1.2
                                                                        ---            ---
         Net Cash Used for Investing Activities                      (335.5)         (89.0)
                                                                      ------          -----

Financing Activities:
   Change in short-term debt, net                                     121.2            4.3
   Proceeds from long-term financings                                 156.7           99.9
   Principal payments on long-term financings                         (10.7)         (74.7)
   Dividends paid                                                     (15.3)         (14.2)
   Exercise of stock options                                            3.0           11.8
   Other                                                                (.6)            .4
                                                                        ---             --
         Net Cash Provided by Financing Activities                    254.3           27.5
                                                                      -----           ----

Cash and Cash Equivalents:
   Effect of exchange rate changes on cash                             (1.1)          (1.9)
                                                                        ----           ----
   Net decrease                                                       (61.4)         (35.1)
   Beginning of the year                                              107.0          108.9
                                                                      -----          -----
         End of the period                                        $    45.6      $    73.8
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

The results of operations for the three and nine months ended October 3, 1999 are not necessarily indicative of the results to be expected for the full year ending January 2, 2000.

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

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings (shares in 000's):

                                             Third Quarter      Nine Months
                                           -----------------  ---------------
                                            1999      1998     1999     1998
                                          --------  -------- -------- --------
Denominator for basic earnings
per share - weighted-average shares        24,322    23,942   24,236   23,753

Effect of dilutive securities                 248       390      287      424
                                          -------   -------  -------   -------

Denominator for diluted earnings
per share - adjusted for weighted-average
shares and assumed conversions             24,570    24,332   24,523    24,177
                                         ========  ======== ========  ========


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

Note 4. On January 29, 1999 Arvin acquired certain operating assets and assumed certain liabilities from WorldSource Coil Coating, Inc., a coil coating facility in Hawesville, Kentucky. Coil coating is the pre-painting of metals to be fabricated in the construction, home appliance, and automotive industries. The purchase price was approximately $1million. Additional consideration, up to $5.0 million over a three-year period, is contingent upon future sales volume. This acquisition was accounted for under the purchase method and the results of the acquired operations are included in the consolidated financial statements as of the date of acquisition.

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

On September 7, 1999, Arvin acquired the assets of Camloc Gas Springs of Leicester, England from Fairchild Corporation for approximately $5million, subject to further adjustment. This acquisition was accounted for under the purchase method and the results of operations for Camloc, renamed Arvin Motion Control, Ltd., are included in the consolidated financial statements as of the acquisition date.

The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if the acquisitions of Purolator, WorldSource, and Camloc had taken place on December 29, 1997:

(Dollars in millions, except per share amounts)              Nine months ended
                                                           ---------------------
                                                            10/3/99    9/27/98
                                                           ---------  ---------

Net sales                                                 $  2,384.3  $ 2,130.1
Net earnings before cumulative effect of accounting change      72.0       60.2
Net earnings                                                    71.5       60.2

Per share data:
   Basic:
      Before cumulative effect of accounting change       $     2.97  $    2.53
      Cumulative effect of accounting change                    (.02)         -
                                                               ------     ------
      Total                                               $     2.95  $    2.53
                                                                ====       ====

   Diluted:
      Before cumulative effect of accounting change       $     2.94  $    2.49
      Cumulative effect of accounting change                    (.02)         -
                                                               ------     ------
      Total                                               $     2.92  $    2.49
                                                                ====       ====

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

Note 5. On March 12, 1999 Arvin issued $150 million of 7 1/8 percent notes, which mature on March 15, 2009. Proceeds from this issue were used to repay a portion of short-term bank debt incurred in connection with Arvin's acquisition of Purolator.

During the first quarter of 1999, Arvin also obtained a $125 million committed bank facility to provide financing for the Purolator acquisition. As of October 3, 1999, $80 million was outstanding on this facility. Furthermore, Arvin entered into an interest-rate swap during the first quarter of 1999 in which Arvin receives a fixed rate of interest and pays a LIBOR-based floating rate. The swap has a notional value of $50 million and matures on March 15, 2004.

Note 6. Other expense, net for the first nine months of 1999 includes a pre-tax gain of $7.3 million relating to the sale of the Company's entire 40 percent equity investment in a Latin American shock absorber affiliate. The effective tax rate for the gain was 26.2 percent, which reflects the utilization of an available capital loss carryforward of $6.8 million.

Other expense, net for the first nine months of 1999 also includes a non-recurring charge, before tax benefits, of $7.1 million in connection with a voluntary early retirement program for certain North American employees. The terms of the program allowed the employees to elect, prior to March 30, 1999, to retire during 1999 and to receive medical coverage and pension benefits without the normal reduction for early retirement. The charge, net of tax benefits, was equal to $4.3 million.

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

Note 8. Comprehensive income for the three and nine months ended October 3, 1999 of $36.4 and $40.1 million and for the three and nine months ended September 27, 1998 of $29.9 and $64.7 million, respectively, includes reported net income adjusted by the non-cash effect of changes in the cumulative translation adjustment.

Note 9. The reconciliation of segment profit to the Company's consolidated earnings before income taxes is as follows:


Segment Information                      For the Three          For the Nine
(Dollars in millions)                    Months Ended           Months Ended
                                        ---------------        --------------
                                       10/3/99    9/27/98     10/3/99   9/27/98
                                        -------   -------     -------   -------
Net Sales:
Automotive Original Equipment         $  458.3   $  370.9   $ 1,469.3 $ 1,204.1

Automotive Replacement                   239.9      170.6       715.9     519.4
Other                                     46.2       32.3       136.9      87.0
                                        ------     ------     -------   -------
  Net sales                           $  744.4   $  573.8   $ 2,322.1 $ 1,810.5
                                        ======     ======     =======   =======

Operating Income:
Automotive Original Equipment         $   20.6   $   17.0   $    86.9 $    65.2
Automotive Replacement                    21.9       19.8        64.7      56.7
Other                                      5.3        2.6        12.8       2.0
                                        ------     ------      ------     ------
 Operating income                         47.8       39.4       164.4     123.9
Less:  Equity income of affiliates        (2.3)      (1.3)       (7.8)     (3.4)
Interest expense                         (13.3)      (9.4)      (37.5)    (27.3)
Corporate general and administrative      (7.1)      (5.5)      (21.4)    (16.0)
Gain on investment                           -          -           -       5.5
Other non-operating income/(expense)       (.9)         -        (5.5)       .3
                                        -------    ------      ------     ------
Earnings before income taxes          $   24.2   $   23.2  $     92.2 $    83.0
                                        =======    ======      =======    ======


Note 10. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137,"Accounting for Derivatives Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an Amendment of FASB Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133 by one year to fiscal years beginning after June 15, 2000. Accordingly, the Company plans to adopt Statement No. 133 at the beginning of fiscal year 2001. Implementation of this statement is not expected to have a material impact on the Company's results of operations.

In September 1999, the Emerging Issues Task Force reached a consensus for Issue 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements." This consensus may be applied on a prospective basis for costs incurred after December 31, 1999, or as a cumulative effect adjustment as of the beginning of the current fiscal year. The Company is currently reviewing its accounting treatment of pre-production costs and has not yet determined the extent to which results of operations may be affected by the implementation of this consensus.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Financial Review
(Dollars in millions, except per share amounts)

Overview

Record sales of $744.4 million and record earnings of $20.1 million were reported for the third quarter of 1999. Sales for the nine months ended October 3, 1999 of $2,322.1 million improved $511.6 million or 28 percent over a strong comparable 1998 period. Revenue growth was achieved as a result of both recent acquisitions and strength in the North American original equipment market. Year-to-date earnings before cumulative effect of accounting change increased by 22 percent to $70.9 million, or $2.89 per diluted share, compared to earnings of $58.0 million, or $2.40 per diluted share for the first nine months of 1998.


Results of Operations
                                      Third Quarter           First Nine Months
                                   -------------------       -------------------
                                     1999       1998           1999       1998
                                    ------     ------         ------     ------
Net Sales:
Automotive Original Equipment     $  458.3   $  370.9       $ 1,469.3  $ 1,204.1
Automotive Replacement               239.9      170.6           715.9      519.4
Other                                 46.2       32.3           136.9       87.0
                                    ------     ------         -------    -------
Net sales                         $  744.4   $  573.8       $ 2,322.1  $ 1,810.5
                                    ======     ======         =======    =======

Operating Income: *
Automotive Original Equipment     $   20.6   $   17.0       $    86.9  $    65.2
Automotive Replacement                21.9       19.8            64.7       56.7
Other                                  5.3        2.6            12.8        2.0
                                    ------     ------         -------    -------
Operating income                  $   47.8   $   39.4       $   164.4  $   123.9
                                    ======     ======         =======    =======

* Operating income reflects: (1) income from consolidated operations prior to Corporate expenses, interest, and other non-operational items, and (2) Arvin's share of net income from unconsolidated subsidiaries.

Automotive Original Equipment (OE): OE sales for the third quarter of 1999 increased by $87.4 million or 24 percent over sales in the third quarter of 1998. Market conditions were favorable in both North America and Western Europe. Vehicle production in the U.S. and Canada increased by 19 percent, and new car registrations in Western Europe improved by nearly 3 percent as compared to the third quarter of 1998. North American sales, which account for 65 percent of this segment's sales, increased by 41 percent primarily as a result of higher volumes in the OE exhaust market, including an increase of $28.2 million in certain products purchased from others and integrated into systems sold by Arvin. Acquisitions accounted for approximately one-eighth of the increase in North American sales. European sales increased by six percent due to a $7.9 million increase in system integration sales and also due to higher volumes in the OE ride control market. Increases in North America and Europe were somewhat offset by a 28 percent decrease in Latin American sales. The favorable impact of an acquisition in Latin America was not enough to offset the negative impact of economic sluggishness in that region. Selling price changes had an insignificant effect on sales, with selective price concessions averaging one percent of total OE sales.

OE sales for the nine-month period increased by $265.2 million or 22 percent over sales for the first nine months of 1998. Sales increased by $29.4 million due to the net effect of acquisition/divestiture activities. Market conditions were favorable in both North America and Western Europe. Vehicle production in the U.S. and Canada increased by 15 percent, and new car registrations in Western Europe improved by 6 percent as compared to the first nine months of 1998. Total North American sales increased by 37 percent, which was primarily due to the continued strength of the OE exhaust market. An increase in OE system integration sales and the effect of an acquisition contributed $105.1 and $31.7 million to North American sales, respectively. Latin American operations reported a 24 percent increase in OE sales. The effect of economic difficulties in that region was more than offset by the favorable impact of acquisitions. Sales in Europe were essentially flat. Increased system integration sales of $21.1 million in Europe were offset by the effect of a disposition. Selling price changes had an insignificant effect on sales, with selective price concessions averaging just under one percent of total OE sales.

OE operating profit for the third quarter of 1999 increased by $3.6 million or 21 percent as compared to the third quarter of 1998. Excluding the impact of acquisitions, the increase would have been $5.6 million or 33 percent. The increase was primarily attributable to exhaust volume gains in North America. Negotiated raw material price decreases also contributed $5.3 million. These benefits were partially offset by increased labor costs of $7.9 million.

OE operating income for the first nine months of 1999 included two significant non-recurring items: 1) a $7.3 million gain on the sale of the Company's equity investment in a Latin American shock absorber affiliate, and 2) a $3.2 million charge for a voluntary early retirement program for certain North American employees. OE operating income for the first nine months of 1998 included a $6.6 million charge for the realignment of OE exhaust operations. Excluding the effect of these non-recurring items and the net impact of acquisitions and divestitures, operating profit increased by $19.8 million or 30 percent over the comparable period in 1998. The increase was primarily attributable to exhaust volume gains in North America. Negotiated raw material price decreases also contributed $12.2 million. These benefits exceeded increased labor costs of $23.0 million from labor inflation as well as productivity declines that resulted primarily from the delayed launch of a key customer platform in Europe and a softness in European volume due to reduced demand for certain other customer models.

OE operating margins, adjusted for previously discussed non-recurring items, were 4.5 and 5.6 percent for the third quarter and first nine months of 1999, respectively, and were 4.6 and 6.0 percent for the third quarter and first nine months of 1998, respectively. These operating margins were adversely affected by the increase of OE system integration sales, which typically have very low margins. Excluding non-recurring items and the negative impact of increased system integration sales, OE operating margins for the third quarter and first nine months of 1999 were 5.2 and 6.5 percent, respectively, and were 5.0 and 6.5 percent for the third quarter and the first nine months of 1998, respectively.

Automotive Replacement (Replacement): Replacement sales increased $69.3 million for the quarter, or 41 percent. Excluding the acquisition of Purolator, sales decreased by $6.1 million or 4 percent. The Company's Replacement volume was essentially flat, despite an overall market decline estimated at three percent, reflecting the Company's growing market share in this segment. Replacement sales were reduced by the negative impact of a strong U.S. dollar on the translation of foreign currency sales, an unfavorable product mix, and selective price concessions averaging less than one percent of Replacement sales.

Replacement sales for the first nine months of 1999 increased by $196.5 million, or 38 percent over sales for the first nine months of 1998. Excluding the increase of sales resulting from Arvin's acquisition of Purolator, Replacement sales were essentially flat. A favorable product mix increased Replacement sales by three percent and price increases averaged close to one percent of Replacement sales. These benefits were mainly offset by volume reductions in North America. Despite softness in both the North American and European replacement markets, Arvin believes that it continues to gain market share.

Excluding the impact of the Purolator acquisition, Replacement operating income for the third quarter of 1999 decreased by $2.0 million or 10 percent compared to the third quarter of 1998. Negotiated decreases in raw material pricing increased operating profit by 24 percent. This increase was more than offset by increased labor costs, volume reductions, the cost to obtain new business, and to a lesser extent, selective price concessions.

Replacement operating income for the first nine months of 1999 included a $3.2 million non-recurring charge for a voluntary early retirement program for certain North American employees. Excluding the effect of this program and the effect of the Purolator acquisition, operating income for the Replacement segment decreased by $1.1 million or 2 percent. Negotiated decreases in raw material pricing and a favorable product mix increased operating profit by 15 and 8 percent, respectively. These benefits combined with the aforementioned price increases were offset by volume declines of $11.3 million and the increased cost to obtain new business of $8.0 million. Labor inflation, which reduced operating profit by six percent, was offset by productivity improvements.

Other: Other sales increased by $13.9 and $49.9 million for the quarter and for the first nine months, respectively. The acquisition of WorldSource accounted for approximately 60 percent of the increase in both periods. Other incremental volume was primarily responsible for the remainder of the change. Operating profit increased $2.7 million for the quarter, primarily due to increased volume, including the impact of WorldSource. For the year-to-date period, operating profit increased by $10.8 million. Reduced legal and environmental expenses, relative to unusually high costs in the prior year, contributed 50 percent of the increase. The remainder of the fluctuation was primarily attributable to volume increases, including the impact of WorldSource.

Corporate General and Administrative expenses increased by $1.6 million for the quarter and by $5.4 million for the first nine months of 1999, but were relatively flat as a percent of sales for both comparison periods. For the nine months, nearly half of the increase was due to compensation expense. The rest of the increase resulted from small increases in a number of other general expenses, such as professional services, travel, depreciation, rent, and communications.

Interest Expense increased by 41 and 37 percent in the third quarter and first nine months of 1999, respectively, when compared to the same periods in 1998. The increases were a result of additional interest-bearing obligations issued during 1999 in connection with the acquisition of Purolator (see Note 5 to the Consolidated Financial Statements).

Equity income of affiliates increased by $1.0 and $4.4 million in the third quarter and during the first nine months of 1999, respectively. For the quarter, the increase was primarily due to newly acquired joint venture companies (Purodenso and Zeuna Starker). For the nine months, 40 percent of the increase resulted from newly acquired joint ventures, 25 percent resulted from the growth in a European OE ride control venture, and the remainder primarily resulted from the net effect of ventures sold or consolidated in 1999 and 1998.

Other expense, net increased by $3.2 and $3.1 million for the quarter-to-quarter and year-to-date comparisons, respectively. Other expense for the first nine months of 1999 includes two offsetting non-recurring items as follows: 1) a pre-tax gain of $7.3 million for the sale of an investment in a Latin American shock absorber affiliate, and 2) a pre-tax charge of $7.1 million for a voluntary early retirement program for certain North American employees. For the first nine months of 1998, other expense includes a $6.6 million charge for realignment expenses and a gain of $5.5 million relating to the early redemption of preferred stock received in conjunction with the Company's 1995 sale of Schrader Automotive. After adjustment for these non-recurring items, Other expense, net increased by $4.4 million for the comparable year-to-date periods.

The overall increase in both the quarter and year-to-date periods was attributable to a number of unfavorable variances in other income/expense items (each less than $3.0 million), including interest income, fees on discounted receivables, goodwill amortization expense, and losses from foreign currency transactions. These items were partially offset by favorable variances in other expense items, the largest of which was a decline in legal and environmental costs of $1.1 million for the quarter and $5.0 million for the year-to-date period. Furthermore, other expense for 1998 included costs of $1.4 and $2.6 million to repurchase high-coupon debt during the third quarter and nine-month period, respectively.

Income Taxes: The effective tax rate for both the third quarter and year-to-date 1999 periods was 34.7 percent. The effective tax rates for the third quarter and year-to-date 1998 periods were 33.6 and 33.2 percent, respectively. The lower rate for the third quarter of 1998 reflects the refinement of estimates of non-U.S. net operating loss positions and tax credits. The lower rate for the first nine months of 1998 also reflects the impact of the $5.5 million gain on the early redemption of the Company's investment in preferred stock on which no tax expense was recorded. The year-to-date 1999 rate reflects the utilization of an available capital loss carryforward.

Financial Condition

Liquidity: Working capital decreased by $39.7 million during the first nine months of 1999, which caused the current ratio to drop from 1.3 at the end of fiscal year 1998 to 1.2 as of October 3, 1999. Current liabilities increased at a higher rate than current assets due to the issuance of short-term debt to acquire Purolator (see Notes 4 and 5 to the Consolidated Financial Statements).

Key elements of the Consolidated Statement of Cash Flows for the first nine months of 1999 and 1998 were as follows:
                                                       1999        1998
                                                       ----        ----
Net Cash Provided by Operating Activities              20.9        28.3
Net Cash Used for Investing Activities               (335.5)      (89.0)
Net Cash Provided by Financing Activities             254.3        27.5

Investing cash flows include $76.2 and $62.3 million for the purchase of property, plant and equipment for the first nine months of 1999 and 1998, respectively. The increased levels of capital expenditures support the Company's new business requirements and process improvements. Investing cash flows for the first nine months of 1999 include proceeds of $12.4 million from the sale of the Company's investment in a Latin American shock absorber affiliate (see Note 6 to the Consolidated Financial Statements). Investing cash flows also include $267.0 million paid for the purchase of Purolator, net of cash acquired, and $5.1 million paid for the purchase of Arvin Motion Control, Ltd. (see Note 4 to the Consolidated Financial Statements). During the first nine months of 1998, additional investments totaling $19.0 million were made in several joint ventures, including a $15.0 million additional investment in the Company's European OE exhaust joint venture. Year-to-date 1998 investing cash flows also include proceeds of $9.6 million for the redemption of the Company's investment in preferred stock received in connection with the 1995 sale of Schrader. The Company also purchased the remaining shares of Arvin do Brasil, Autocomponents, and Arvin Suspension Systems Italia during the first nine months of 1998 for a total cash outflow of $25.4 million, net of cash acquired. Finally, year-to-date 1998 investing cash flows include cash proceeds of $6.9 million for the sale of Autocomponents, net of the cash balance on Autocomponent's books at the time of the sale.

Financing cash flows for the first nine months of 1999 include changes in the Company's debt structure, which are more fully described in Note 5 to the Consolidated Financial Statements. The proceeds from long-term financings reflect the issuance of $150.0 million of 7 1/8 percent notes due in 2009, which were used to repay a portion of the short-term debt incurred with the acquisition of Purolator. Furthermore, the change in short-term bank debt includes borrowings under a bank facility established in February 1999 related to the acquisition of Purolator. As of October 3, 1999, $80.0 million was outstanding under this facility and $25.0 million was outstanding under another bank facility that was established in 1997. Financing cash flows for the first nine months of 1998 include $99.0 million proceeds from 6.75 percent notes due in 2008, $69.0 million of which was used to retire current maturities of long-term debt and to repurchase high coupon debt. Finally, financing cash flows include Arvin's quarterly dividend to shareholders, which was increased five percent during 1998 from 20 cents to 21 cents. The Company announced in October 1999 that the quarterly dividend to shareholders would be increased by an additional five percent from 21 cents to 22 cents to shareholders of record as of the close of business on December 3, 1999.

Capital Resources: Based on the Company's projected cash flow from operations and existing bank credit facilities, management believes that sufficient liquidity is available to meet anticipated operating, capital, and dividend requirements over the next 12 months.

Interest Rate Risk Management: Arvin relies significantly on long-term fixed-rate debt in its capital structure. An increase in short-term bank borrowings and the addition of $50 million of interest rate swaps during the first nine months of 1999, however, have lessened that reliance somewhat (see
Note 5 to the Consolidated Financial Statements for further details on the increase in debt). Under Arvin's current capital structure, if interest rates rise immediately by a 10 percent increment across the entire yield curve, Arvin's interest expense will increase, and thus pre-tax earnings will decrease, by approximately $1.3 million over a one-year period.

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

Year 2000: During 1997, Arvin named a task force and began actively working with customers, suppliers, and employees on Arvin's plan to address both information technology (IT) and non-IT related Year 2000 issues. Non-IT systems include, but are not limited to, those systems that are not commonly thought of as IT systems, such as manufacturing equipment, building access, telephone systems and other miscellaneous systems. Except for one location where new systems are being implemented, the Company had essentially completed the remediation, testing and implementation phases of the Year 2000 project at the end of 1998 for both IT and non-IT systems. (The implementation of the new systems noted above is expected to be completed by the end of 1999.) These phases represented 90 percent of Arvin's Year 2000 project and involved taking an inventory of all potentially affected systems, identifying potential Year 2000 issues, fixing or replacing such problems, and testing and implementing the changes made. The final 10 percent of the Year 2000 project, auditing, has essentially been completed as well. This phase consisted of Arvin conducting internal audit reviews, performing comprehensive tests of the IT systems in a Year 2000 simulated environment, reviewing the results of such testing, and putting in place any necessary contingency plans.

The Company also developed a Year 2000 process for dealing with its key suppliers. This process generally involved the following steps: (1) an initial supplier survey, (2) risk assessment, and (3) auditing critical suppliers. All three steps of this process have essentially been completed. Contingency plans for non-compliant suppliers were developed as the audits were completed. These activities provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure. The Company continues to work with key suppliers and major customers on ensuring that its electronic exchanges of data will continue to work.

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

Expenses of the Year 2000 project have been expensed as incurred. Approximately $3.5 million has been expensed for this project to-date. The Company expects remaining expenses to be less than $.3 million. Capital expenditures have generally replaced fully depreciated assets and have not had a material effect on the Company's results of operations, cash flows, or financial condition and are not expected to in the future.

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


b.  Reports Filed on Form 8-K
-----------------------------
None

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



Date:  November 5, 1999