Form 10-K
period 2000-01-02
ARVIN INDUSTRIES INC
filed 2000-03-21
CIK 7636

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
Mark one
[ X ]    Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Fiscal year ended January 2, 2000 or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the Registrant was $400,486,816 as of February 21, 2000. For purposes of the foregoing calculation only, included as affiliate-owned shares are those owned by the Registrant's directors and officers. Such inclusion (is not intended and) should not be construed as an admission that such persons are affiliates of the Registrant for any other purpose.

As of March 5, 2000, the Registrant had outstanding 25,645,582 Common Shares (including employee stock benefit trust shares and excluding treasury shares), $2.50 par value.

                       Documents Incorporated by Reference
                       -----------------------------------

Portions of the registrant's definitive Proxy Statement, for the Annual Meeting of Shareholders to be held April 11, 2000 and filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference in
Part III of this Form 10-K.

                             ARVIN INDUSTRIES, INC.

                       Index to Annual Report on Form 10-K
                        Fiscal Year Ended January 2, 2000




                                                                       Page No.
                                     Part I


Item 1           Business                                                   3
Item 2           Properties                                                 6
Item 3           Legal Proceedings                                          7
Item 4           Submission of Matters to a Vote of Security Holders        7
                 Executive Officers                                         8


                                     Part II


Item 5           Market for Registrant's Common Equity and Related
                 Shareholder Matters                                        9
Item 6           Selected Financial Data                                    9
Item 7           Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       10
Item 7A          Quantitative and Qualitative Disclosure about Market Risk 17
Item 8           Financial Statements and Supplementary Data               18
Item 9           Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                       42


                                    Part III


Item 10          Directors and Executive Officers of the Registrant        43
Item 11          Executive Compensation                                    43
Item 12          Security Ownership of Certain Beneficial Owners and
                 Management                                                43
Item 13          Certain Relationships and Related Transactions            43


                                     Part IV


Item 14          Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                               43


                                      Other

                 Signatures                                                46

                                     Part I

Item 1. Business
----------------

Arvin Industries, Inc. (which together with its consolidated subsidiaries is referred to herein as "Arvin" or "the Company") is a focused international manufacturer and supplier of automotive parts. The Company's primary manufacturing locations are in the United States (U.S.), Europe, Canada, Brazil, Mexico and South Africa. Arvin is a worldwide leader in automotive exhaust systems, ride control products, and filters for the original equipment and replacement markets. The Company's consolidated revenues were $3.1 billion in fiscal 1999.

Since its founding in 1919, Arvin has grown through internal development, acquisitions and a number of joint ventures. In recent years, the Company's strategy has been to strengthen Arvin's automotive parts businesses by achieving a mix of sales to both original equipment manufacturers and replacement market parts suppliers on a global basis. Arvin has continued to implement strategic initiatives that will increase Arvin's global competitive position within the automotive parts marketplace.

Arvin classifies its business based on the two primary markets it serves:
Automotive Original Equipment ("OE") and Automotive Replacement ("Replacement"). Business units whose primary focus is other than manufacturing automotive products are classified as Other. In fiscal 1999, Arvin derived approximately 64 percent of its total revenues from the OE market and approximately 30 percent from Replacement market sales, with the remaining 6 percent from Other products.

The Company's strategy, which is based on operational excellence, customer satisfaction and globalization, is to strengthen its relationship with original equipment manufacturers ("OEMs") by providing full-system and full-service capabilities. Arvin is continuing its focus on previously established strategic initiatives, which emphasize providing value to our OEM customers by working as the system integrator for Arvin products. The Arvin Total Quality Production System (ATQPS) has been instrumental in allowing Arvin to reduce production costs and improve production volume and product quality. This continuous improvement initiative will continue to drive Arvin to leadership positions in all of its business segments.

The Company continues to pursue initiatives that increase Arvin's global competitive position in the automotive parts marketplace. Arvin is actively pursuing new business investment opportunities, including OE investments in developing markets and investments in new Replacement market territories. In pursuit of these objectives, Arvin acquired the Purolator Products automotive filter business from Mark IV Industries, Inc. in February 1999. Purolator is a leading independent manufacturer and distributor of automotive oil, air, and fuel filters in North America for both the original equipment and replacement markets. This acquisition has already created synergies in Arvin's replacement business. In January 1999, Arvin acquired certain assets and assumed certain liabilities from WorldSource Coil Coating, Inc. This acquisition has significantly expanded the capabilities of Arvin's Roll Coater operations. In September 1999, Arvin acquired Camloc Gas Springs, a gas spring manufacturer in the United Kingdom (U.K.). This acquisition has given Arvin a strong presence in the U.K. industrial gas spring market, as Camloc (renamed Arvin Motion Control, Ltd.) commands an estimated 60 percent of this market.

The Company recently made several investments to enhance its position in the OE market that it serves. In August 1999, Arvin established a joint venture in the Czech Republic with Karsit to manufacture exhausts for the Skoda Felicia. In February 2000, Arvin acquired a majority position in its Shanghai, China exhaust joint venture. The Shanghai operation supports two of Arvin's key global customers, General Motors and Volkswagen, by supplying parts to their local joint ventures, Shanghai General Motors and Shanghai Volkswagen. During 1999, the Company also acquired the remainder of its previous exhaust joint venture in Argentina. The Company expects to continue to make strategic investments that will expand its market presence in its core markets.

Automotive Original Equipment:

The Automotive Original Equipment (OE) segment is comprised of both the Arvin Exhaust and the Arvin Ride Control operating segments and includes those business units that deal primarily with Original Equipment Manufacturers (OEM's). Business units in the OE segment also provide the OEM's with replacement parts, either as dealer service parts or as part of manufacturers' recall or warranty programs, which typically account for a small percent of OE segment sales. Principal products of the OE segment include exhaust systems (mufflers, exhaust pipes, catalytic converters, flex tubes, and exhaust manifolds), ride control products (shock absorbers, struts, ministruts, and corner modules), gas lift supports, vacuum actuators, engine and steering dampers, and power steering pumps. Primary customers of the OE segment include Ford, General Motors, DaimlerChrysler, Renault, Fiat, Toyota, Volkswagen, Rover/BMW, and Mitsubishi/Nedcar and heavy-duty truck manufacturers including Freightliner, Hendrickson Turner, Renault and IVECO. In the recreational ride control markets, customers include Polaris and Arctic Cat.

A consolidating supply base in the OE market has been driven by a shift in customer requirements and a change in the capabilities required to be a successful, long-term participant in the OE market. The OE market has narrowed to fewer, larger suppliers who can supply OE customers with higher quality products at a lower cost on a global basis. This trend has provided and should continue to provide Arvin with the opportunity to gain market share and maintain its leadership position as a total solutions provider. In addition to the reduced number of OE suppliers, OE customers are interested in purchasing full systems or modules from their suppliers and are outsourcing component production and assembly to those suppliers. Arvin has successfully integrated engineering, development and production operations to meet the needs of its OE customers. Arvin provides exhaust products that include every component from the manifold to the tail pipe. In ride control, the Company has expanded from shock absorbers and struts to modules that include springs and mounting components. Other important trends include the expansion by automakers into the emerging markets of the world, as well as the impact of increased emissions control regulations on the design of exhaust systems. The Company has significantly enhanced its delivery capabilities geographically since the late 1980s through both acquisitions and the formation of a number of joint ventures. Arvin believes that its capital spending program has resulted in world-class manufacturing operations, capable of delivering outstanding value and quality to its customers.

Automotive Replacement:

The Automotive Replacement segment is comprised of those business units that deal primarily with Replacement customers, including wholesale distributors, retailers, and installers. Principal products of the Replacement segment include mufflers, exhaust and tail pipes, catalytic converters, shock absorbers, struts, clamps, hangers, automotive oil, air, and fuel filters, and accessories.

Brand names for mufflers include Maremont, TIMAX, ANSA, and ROSI. Shock absorbers are marketed under the Gabriel brand name. The filter business is led by the Purolator brand name. Products are also marketed under private label to customers such as Pep Boys, Midas, Sears, AutoZone, Kwik-Fit, Partco, CARQUEST, and Meineke.

Primary customers of the Replacement segment include retailers (e.g. Sears, Advance Auto Parts, Discount Auto Parts, Pep Boys, AutoZone, and Pennzoil Quaker State), wholesale distributors (e.g. Partco and CARQUEST) and installers (e.g. Meineke, Midas, and Kwik-Fit).

The Company's replacement market operations compete with both OE manufacturers and independent suppliers in North America and Europe, and serve the market through their own sales force as well as a network of manufacturers' representatives. The replacement parts markets include fewer and larger customers today as the market consolidates and the OE vehicle manufacturers increase their presence in the market. Arvin's relationships with OE customers, as well as acquisitions made by Arvin's retail customers, will create additional growth opportunities for the Company. Arvin also expects continued growth opportunities from developing markets outside of North America and Europe. The Company's competitive position has been enhanced by rigorous attention to lead time reduction and lowest cost product development. Continuous improvement in the manufacturing processes has had a positive impact on order fill rates and the cost and quality of the products manufactured.

Other:

Other includes Arvin's coil coating operations, which are managed by its Roll Coater subsidiary. Coil coated steel and aluminum substrates are used in a variety of construction applications, such as garage and entry doors, interior and exterior building panels, heating and air conditioning, and roofs. In addition, coated substrates are used in consumer goods manufacturing for the appliance, lighting fixture, and office products markets. With the addition of WorldSource in early 1999, Roll Coater became the largest coater for the appliance market. Capacity-wise, Roll Coater is the largest coil coater in the world.

The coil coating industry continued its growth pattern in 1999 - growth that has averaged nine percent annually over the past decade - and there is every indication that such growth will continue.

Roll Coater brings to its customers - the steel companies, service centers, and end manufacturers - an economically viable and reliable option to in-house or outsourced spray painting of their product. Stringent environmental regulations on paint and solvent storage and disposal have significantly affected customers who had in-house painting operations in the past.

The continuous improvement initiatives endorsed by Arvin have served Roll Coater well. Roll Coater has been able to increase scheduling flexibility, provide customers with just-in-time delivery, and reduce cycle times. Roll Coater has also reduced its costs of production while improving its product quality.

B. Number of Employees

At March 5, 2000, the Company had 17,896 employees.

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

The loss of a principal customer or a significant decline in the requirements for the Company's products (resulting, for example, from a prolonged strike against the customer) could have a material adverse effect on the operating results or financial condition of the Company. In 1999, the Company had sales to two customers that exceeded 10% of its consolidated net sales (Ford Motor Company - 18.1 percent and General Motors Corporation - 11.0 percent).

In the OE segment, the Company competes with vehicle manufacturers and independent suppliers. The Company believes that it is the leading supplier among four major competitors of cold-end exhaust systems and the leading independent supplier of hot end exhaust systems in the North American and European markets. The Company believes that it is one of the four largest suppliers of OE ride control products in the world.

The Company also competes with vehicle manufacturers and independent suppliers in the Replacement segment. The Company believes that it is second of four primary suppliers of automotive replacement exhaust systems and second of four primary suppliers of automotive replacement ride control products in North

America and Western Europe. The Company is the leader in the North American and Western European replacement market for automotive filters.

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

F. Research and Development

Expenses for the development of new products and processes, including significant improvements and refinements to existing products were $35.6, $29.0, and $25.3 million for 1999, 1998, and 1997, respectively.


Item 2. Properties
------------------

The Company has manufacturing facilities, distribution outlets, sales offices and research centers located throughout the world. The Company believes that all of its plants have been adequately maintained and are suitable for its current needs through productive utilization of the facilities.

Automotive Original Equipment:

The Company has 5.9 million square feet to conduct its business activities related to the OE segment. The Company's original equipment facilities are nearly fully utilized.

Manufacturing and warehousing facilities in the United States are located in Indiana, Missouri, Alabama, Tennessee, South Carolina and Michigan. The square footage of these facilities in aggregate is 3.3 million, of which 12 percent is leased.

Principal manufacturing and warehousing facilities located outside of the United States are in Italy, Spain, the United Kingdom, and Canada. Additional manufacturing and warehousing activities are conducted in Brazil, The Netherlands, Mexico, France, South Africa, Thailand and India. The square footage of these facilities in aggregate is 2.6 million, of which 44 percent is leased.

Automotive Replacement:

The Company has 4.5 million square feet of space to conduct its Automotive Replacement business. The Company's Replacement facilities are nearly fully utilized.

Manufacturing and warehousing facilities located in the United States are in North Carolina, Tennessee, Utah, Ohio and Oklahoma. The square footage of these facilities in aggregate is 2.7 million, of which 24 percent is leased.

Principal manufacturing and warehousing facilities located outside the United States are in the United Kingdom, France and Italy. Other manufacturing and warehousing activities are conducted in South Africa, Canada and Finland. The square footage of these facilities in aggregate is 1.8 million, of which 38 percent is leased.

Other:

The Company has 1.1 million square feet of space to conduct its Other business activities. The Company's Other facilities are fully utilized.

Principal manufacturing and warehousing facilities located within the United States are in Indiana, Kentucky, and West Virginia. Forty-two percent of the total square footage of these facilities is leased.


Item 3. Legal Proceedings
-------------------------

See Footnote 7 to the Consolidated Financial Statements.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of Security Holders during the fourth quarter of the 1999 fiscal year.


Executive Officers of the Registrant:
                                                                                                             Date First
                                                                                                             Elected to
                                                                                                            Current Exec.
            Name                   Age                              Offices Held                               Office
------------------------------   --------     ---------------------------------------------------------    ----------------
V. William Hunt                    55         Chairman of the Board of Directors, President                     1999
                                                and Chief Executive Officer (1)
William M. Lowe                    46         Vice President-Financial Operations and Chief                     1998
                                                Accounting Officer
Raymond P. Mack                    59         Vice President-Human Resources                                    1993
Richard A. Smith                   54         Vice President-Finance and Chief Financial                        1990
                                                Officer (1) (2)
Ronald R. Snyder                   55         Vice President-General Counsel and Secretary                      1992
James L. Stegemiller               48         Vice President-Continuous Improvement                             1998
Larry D. Blair                     56         Vice President (2)                                                1996
William K. Daniel                  35         Vice President                                                    1999
Donald E. Ebert                    56         Vice President                                                    1998
David S. Hoyte                     53         Vice President                                                    1997
Wesley B. Vance                    42         Vice President                                                    1997

(1)      Also a member of the Board of Directors
(2)      In February 2000 Mr. Smith announced his retirement, effective in November 2000.  Mr. Smith was succeeded by Mr. Blair.

All terms of all officers of the Registrant run until their respective successors are elected and qualified. All listed executive officers except Mr. Hoyte have been employed by the Registrant or one of its subsidiaries for the past five years. Mr. Hoyte joinedArvin as Chief Operations Improvement Officer in October 1996. Mr. Hoyte was appointed President of the Arvin Ride and Motion Control Products Group in December 1997. Previous to his Arvin employment, Mr. Hoyte was Vice President, cost management for IBM. Prior to IBM, Mr. Hoyte was Executive Vice President of Operations for the Frigidaire Company.

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

Market Price Ranges and Quarterly Dividends Paid
(Prices and dividends on common shares)

                                                1999                                            1998
                             -------------------------------------------     -------------------------------------------
                                                    Market Price                                    Market Price
                                              --------------------------                      --------------------------
                              Dividend          High            Low            Dividend         High            Low
                             ------------     ---------     ------------     -------------    ----------    ------------

First Quarter             $      .21          42 7/8         30 7/8       $      .20       $  40         $  31
Second Quarter                   .21          41 7/8         26 3/8              .20          42 3/4        33 7/16
Third Quarter                    .21          40 1/2         29 3/16             .20          42 5/8        35 3/4
Fourth Quarter                   .22          31 1/2         24 5/8              .21          44 1/8        31

As of March 6, 2000, Arvin had 3,942 holders of record of its common shares.

Item 6. Selected Financial Data
-------------------------------

Five-Year Consolidated Financial Summary
(In millions, except per share amounts)

                                                          1999            1998           1997            1996           1995
                                                   -------------    ------------   ------------   -------------   ------------
Operating Results*
Net sales                                        $      3,100.5   $     2,498.7  $     2,349.0  $      2,212.7  $     1,966.4
Interest expense                                           51.2            35.8           39.5            38.8           42.5
Earnings                                                   91.6            78.4           65.0            47.1           17.9
Basic earnings per share                                   3.77            3.29           2.83            2.10            .80
Diluted earnings per share                                 3.74            3.23           2.78            2.03            .80
Dividends declared per common share                         .85             .81            .77             .76            .76
Average basic shares outstanding                           24.3            23.8           23.0            22.4           22.3
Average diluted shares outstanding                         24.5            24.2           23.4            24.6           22.4

Financial Position
Total assets                                     $      2,000.0   $     1,646.5  $     1,447.1  $      1,307.8  $     1,218.6
Short-term debt                                           126.1            10.1           55.6            52.6           41.6
Long-term debt                                            411.6           307.7          222.3           294.0          360.7
Capital securities                                         89.1            89.1           98.9               -              -
Shareholders' equity                                      594.3           563.7          485.2           437.4          395.1
Book value per common share                               24.38           23.38          20.69           19.38          17.76

*From continuing operations and before cumulative effect of accounting change. Refer to Note 2 of the Consolidated Financial Statements and to Management's Discussion and Analysis for information regarding recent acquisitions and divestitures.


1995: Results include restructuring and special charges of $9.4 million, net of tax.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Overview

1999 was the third consecutive year of record sales and earnings for Arvin. Net sales for 1999 increased by 24 percent to $3.1 billion compared to the prior year's sales of $2.5 billion. Earnings from continuing operations increased by 17 percent to $91.6 million compared to the prior year's earnings from continuing operations of $78.4 million. These results represented a record $3.74 per diluted share in 1999 compared to $3.23 per diluted share in 1998.

Graphic Table - Bar-graph indicating annual sales for original equipment, replacement, and Other segments, respectively, for the following years, in millions:
    1999    $1,983.9, $937.2, and $179.4
    1998    $1,693.0, $685.7, and $120.0
    1997    $1,590.4, $643.4, and $115.2

Results of Operations  (in millions)
---------------------  -------------
                                                   1999                  1998                 1997
                                                   ----                  ----                 ----
Net Sales by Segment
Automotive Original Equipment                    $1,983.9             $1,693.0             $1,590.4
Automotive Replacement                              937.2                685.7                643.4
Other                                               179.4                120.0                115.2
                                              --------------       --------------      --------------
   Total                                         $3,100.5             $2,498.7             $2,349.0
                                              ==============       ==============      ==============

Operating Income by Segment
Automotive Original Equipment                    $  112.1             $   93.8             $   89.7
Automotive Replacement                               80.3                 72.3                 66.0
Other                                                16.8                  4.6                 15.6
                                              ==============       ==============      ==============
   Total                                         $  209.2             $  170.7             $  171.3
                                              ==============       ==============      ==============

Graphic Table - Bar-graph indicating annual operating income by segment for original equipment, replacement, and Other, respectively, for the following years, in millions:
   1999    $112.1, $80.3, and $16.8
   1998    $ 93.8, $72.3, and $4.6
   1997    $ 89.7, $66.0, and $15.6

Automotive Original Equipment (OE), 1999 vs. 1998: OE sales increased by $290.9 million or 17 percent. Excluding the net effect of acquisitions and divestitures, the increase was 15 percent. An increase in sales of products purchased from others and integrated into systems sold by Arvin (commonly referred to as "system integration sales") contributed $153.8 million of Arvin's top line growth. Selling price changes had an insignificant effect on sales, with selective price concessions averaging less than one percent of total sales. U.S. and Canadian sales, which account for 65 percent of this segment's sales in 1999, increased by 30 percent. Excluding the impact of the Arvin-Kayaba, LLC acquisition and increased system integration sales, the increase in U.S. and Canadian sales was 13 percent. This increase was primarily a result of higher volumes in the OE exhaust market. Vehicle production in the U.S. and Canada increased by nine percent. Latin American operations reported a 23 percent sales increase. The favorable impact of acquisitions within Brazil and Argentina exceeded the negative impact of economic sluggishness in those countries by $5.3 million. Increased volumes in Mexico, including a new platform, contributed an additional $9.4 million to Latin American sales. On a constant dollar basis, OE sales in Europe grew by two percent. New car registrations in Western Europe improved by five percent. A delayed launch of a key customer platform in Europe and a softness in European volume due to reduced demand for certain other customer models slowed the increase in Arvin's European sales. Excluding the increase in system integration sales and the effect of the sale of Autocomponents Suspension S.r.l. (Autocomponents) in July 1998, constant dollar European sales increased one percent.

Graphic Table - Bar-graph indicating percentage of 1999 sales by segment from Original Equipment, Replacement, and Other:
Original Equipment    64%
Replacement           30%
Other                  6%

OE operating profit for 1999 increased by $18.3 million, or 20 percent, primarily due to a $28 million improvement in North American Exhaust offset by a decline in European Exhaust. Volume increases in the Company's U.S. exhaust business outpaced volume declines in its European exhaust business. Total volume changes in this segment added $31.0 million to operating profit. Selective price concessions reduced operating profit by $17.1 million. Negotiated raw material price decreases contributed $16.0 million. Increased labor costs reduced operating profit by $21.6 million, with competitive wage increases accounting for 80 percent of this increase. A voluntary early retirement plan in the U.S. added $3.2 million to labor costs. The net effect of acquisitions and the sale of Autocomponents reduced operating profit by $14.3 million, primarily due to the results of the Arvin-Kayaba operation, which was consolidated in November 1998. The Company is actively exploring alternatives with its minority partner to restructure capacity and to improve the performance of this operation. The gain on the sale of the Company's equity investment in a Latin American shock absorber affiliate contributed $7.3 million to operating profit. Lower warranty expenses and improved earnings of other equity affiliates added $4.9 and $4.6 million, respectively. A favorable product mix accounted for the remainder of the increase.

OE operating margins were 5.7 and 5.5 percent for 1999 and 1998, respectively. These margins were adversely affected by the increase of OE system integration sales, which typically have very low margins. Excluding the negative impact of increased system integration sales, OE operating margins for 1999 and 1998 were
6.6 and 6.0 percent, respectively.

1998 vs. 1997: OE sales increased by $102.6 million or six percent. The net effect of acquisition/divestiture activities accounted for $8.1 million of the increase. Selective price concessions averaged one percent of total OE sales. Market influences were mixed. In the U.S. and Canada, vehicle production decreased one percent, while new car registrations in Western Europe improved by seven percent. U.S. and Canadian sales, which accounted for 58 percent of this segment's sales in 1998, increased by seven percent primarily as a result of higher volumes in the OE exhaust market. Latin American operations reported a 66 percent increase in OE sales. This increase was primarily attributable to the acquisition of Arvin do Brasil. On a constant dollar basis, sales in Europe grew one percent. Volume gains in Europe were offset by the effect of the disposition of Autocomponents, which reduced sales by $16.6 million.

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

Automotive Replacement (Replacement), 1999 vs. 1998: Replacement sales increased $251.5 million or 37 percent. Excluding the increase of sales resulting from Arvin's acquisition of Purolator Products, Replacement sales decreased by three percent. A favorable product mix of $10.6 million was more than offset by reduced volumes resulting from recent consolidations of automotive parts customers. Despite reduced volumes, Arvin believes that it continues to gain market share. The strong U.S. dollar had a minor effect on the translation of Replacement sales. On a constant dollar basis, Replacement sales increased by 38 percent. Selling price changes had essentially no effect on sales.

Graphic Table - Pie-graph indicating percentage of 1999 operating income by segment from Original Equipment, Replacement, and Other:
Original Equipment            54%
Replacement                   38%
Other                          8%

Replacement operating profit for 1999 increased by $8.0 million or 11 percent. The February 1999 acquisition of Purolator added almost $20 million to operating profit. The implementation of Arvin's Total Quality and Value Chain Management programs produced costs savings of $18.5 million that substantially offset the impact of volume reductions, labor cost inflation, and the cost of a voluntary early retirement program. Increased costs to obtain new business reduced operating profit by $11.4 million.

1998 vs. 1997: Replacement sales increased $42.3 million or seven percent. The inclusion of a full year's results for Timax Exhaust Systems Holding B.V. (TESH) contributed 60 percent of the increase. (TESH was consolidated in May 1997.) Volume gains, excluding the effect of the TESH acquisition, plus a favorable product mix accounted for 14 percent of the increase. The Company's ride control business was strong worldwide, while its replacement exhaust sales in Europe had to offset a weak market in North America that saw some price deterioration. Overall, price increases averaged nearly two percent of total Replacement sales.

Operating income in the Replacement segment increased by $6.3 million, or 10 percent. Favorable pricing actions contributed $12.8 million to Replacement operating income, which was partially offset by labor inflation and the costs of obtaining new business totaling $6.3 million.

Other, 1999 vs. 1998: Other sales increased by $59.4 million or 50 percent. The acquisition of WorldSource Coil Coating, Inc. accounted for approximately 62 percent of the increase. Other incremental volume was primarily responsible for the remainder of the change.

Other operating profit increased by $12.2 million. Reduced legal and environmental expenses, relative to unusually high costs in the prior year, contributed 39 percent of the increase. The remainder of the fluctuation was primarily attributable to volume increases, including the impact of the WorldSource acquisition in January 1999.

1998 vs. 1997: Other sales increased by $4.8 million or four percent. A favorable product mix contributed $8.5 million to other sales, and price increases averaged one percent. These benefits were partially offset by reduced volume of $5.0 million.

Other operating profit decreased by $11.0 million. Excluding a non-recurring gain of $3.4 million recorded in 1997 for the sale of certain capital assets, other operating profit decreased by $7.6 million. Productivity losses related to the start-up on a new plant facility accounted for most of the decrease. Price increases and a favorable product mix were offset by a $5.0 million increase in legal and environmental reserves.

Corporate general and administrative expenses increased $5.1 and $5.3 million in 1999 and 1998, respectively, but were relatively flat as a percent of sales in both years. Approximately 24 percent of the increase for 1999 was due to professional service expenses. The rest of the increase resulted from small increases in a number of other general expenses, such as travel, professional development, and communications. The increase for 1998 was primarily due to personnel and professional service expenditures.

Interest expense: During 1999 interest expense increased by 43 percent as a result of additional interest-bearing obligations issued during 1999 in connection with the acquisition of Purolator (see Note 5 to the Consolidated Financial Statements). During 1998 interest expense decreased by nine percent as a result of lower average borrowing rates on slightly higher average interest-bearing liabilities.

Other expense, net increased by $4.7 million in 1999. Reduced interest income, increased fees related to discounted receivables, and increased debt maintenance fees contributed $7.8 million to the increase. Higher goodwill and other intangible amortization, primarily as a result of the Purolator acquisition, increased expense by $2.2 million. The 1999 voluntary early retirement plan added $7.1 million, and currency losses added $2.9 million to other expense. The Company's gain on asset sales, including the previously mentioned OE affiliate sale, exceeded the prior year's gain on the early redemption on preferred stock received in conjunction with the sale of Arvin's Schrader Automotive unit by $4.3 million. Legal and environmental issues, including both the positive effect of a settlement as well as lower expenses for issues related to operations previously owned by the Company's Maremont subsidiary, reduced other expense by $11.4 million. Both 1999 and 1998 include separation costs and asset write-downs ($5.6 and $6.6 million, respectively), primarily as a result of consolidating technical activities, as well as relocating production capabilities to better meet European Exhaust customer demands. Other expense for 1998 also included costs of $2.6 million for the repurchase of high-coupon debt and capital securities. In addition to these items, there were a number of other small expense decreases.

Other expense, net decreased by $6.2 million in 1998. Other expense was reduced by a $5.5 million gain reported in 1998 for the early redemption of the Company's investment in preferred stock received in conjunction with the 1995 sale of Arvin's Schrader Automotive unit. Other expense was further reduced by $1.5 million for the 1997 write down in the carrying value of a non-controlled venture in the South American exhaust market. These gains were partially offset by a $3.7 million gain reported in 1997 from the sale of capital assets. An increase in interest income, plus net currency gains, contributed $2.9 million to the decrease in net expense. Other expense was further reduced by a $1.9 million decrease in fees related to discounted receivables and a non-recurring reserve of $1.8 million that the Company booked in 1997 for an estimated future obligation under a contractual agreement deemed to be completed. Other expense increased $3.6 million as a result of separation expenses, $3.0 million due to the write-off of certain assets, and $1.1 million due to the repurchase of high-coupon debt and capital securities. In addition to these items, there were a number of small expense decreases and reclassifications.

Tax expense: The Company's effective tax rate, prior to capital loss carryforward utilizations, was 37.5, 35.7, and 36.2 percent in 1999, 1998, and 1997, respectively. The effective tax rate after the effect of capital loss carryforward utilizations was 35.5, 34.0, and 34.9 percent in 1999, 1998, and 1997, respectively.

Equity earnings of affiliates increased by $5.8 million in 1999 and was essentially flat for 1998 as compared to 1997. For 1999, 55 percent of the increase resulted from newly acquired joint ventures with Zeuna Starker GmbH & Co. KG and Purodenso. The remainder resulted from the growth in existing affiliates, primarily Arvin Exhaust GmbH, Arvin Sango Inc., and Kayaba Arvin, S.A.

Minority interest in net income of consolidated subsidiaries decreased by $7.0 million in 1999, primarily due to the previously mentioned performance at Arvin-Kayaba. The 1998 decrease of $2.7 million was due to the acquisition of the remaining shares of Autocomponents and TESH in March 1998 and in May 1997, respectively. Minority interest was also lower due to the results of the Arvin-Kayaba operation formed in November 1998; however, this decrease was offset by increased earnings from the Company's 75 percent owned Spanish subsidiary, AP Amortiguadores, S.A. (APA).

Income from disposal of discontinued operations in 1997 represents a previously deferred gain on the sale of Space Industries.

Cumulative effect of accounting change reflects Arvin's 1999 adoption of the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This statement requires that costs of start-up activities be expensed as incurred and previously capitalized costs related to start-up activities be expensed as a cumulative effect of a change in accounting principle when the statement is adopted.


Liquidity and Capital Resources:

Key elements of the Consolidated Statement of Cash Flows were:

                                                        1999      1998     1997
                                                        ----      ----     ----
Net Cash Provided by Operating Activities            $ 108.7   $ 164.4  $ 194.9
Net Cash Used for Investing Activities                (391.2)   (216.7)  (116.6)
Net Cash Provided by (Used for) Financing Activities   196.7      51.8     (7.2)


Operating cash flows of $108.7 million in 1999 decreased from prior year levels as a result of increased working capital requirements, partially offset by higher net income and depreciation and amortization expenses. Accounts receivable increased as a result of both higher OE sales and an increase in Day's Sales Outstanding, primarily due to a shift toward more retail customers in the Replacement segment coupled with new business changeovers.

Investing cash flows include purchases of property, plant and equipment in 1999, 1998, and 1997 of $138.9, $123.2, and $96.9 million, respectively. The increased levels of capital expenditures support the Company's new business requirements and process improvements. Investing cash flows for 1999 also include proceeds of $12.4 million from the sale of the Company's investment in a Latin American shock absorber affiliate. Arvin also acquired several business operations during 1999, with cash payments (net of cash acquired) of $265.5, $5.1, and $1.6 million for the purchases of Purolator, Camloc Gas Springs, and WorldSource, respectively (see Note 2 to the Consolidated Financial Statements).

Financing cash flows include changes in the Company's debt structure, which are more fully described in Note 5 to the Consolidated Financial Statements. The proceeds from long-term financings reflect the issuance of $150 million of 7 1/8 percent notes due in 2009, which were used to repay a portion of the short-term debt incurred with the acquisition of Purolator. The change in short-term debt also includes borrowings under a bank facility established in February 1999 related to the acquisition of Purolator. As of January 2, 2000, $40 million was outstanding under this facility and $10 million was outstanding under another bank facility that was established in 1997. The bank facility established in 1999 is due for renewal in March 2000 and it is anticipated that the Company will renew this facility at that time. Financing cash flows also include Arvin's quarterly dividend to shareholders, which was increased five percent during 1999 from 21 cents to 22 cents per share. In order to further enhance shareholder value, the Company's Board of Directors authorized the purchase of up to one million shares of its common stock during 2000. Purchases will be made in the open market or in privately negotiated transactions, depending upon share price and other considerations.

Capital Resources: Based on the Company's projected cash flow from operations and existing bank credit facilities, management believes that sufficient liquidity is available to meet anticipated operating, capital, and dividend requirements over the next 12 months. The Company has $36 million of medium-term notes that mature in August 2000. These notes will be repaid from internal cash flow, borrowings under bank credit facilities, or the proceeds from the issuance of long-term debt obligations that may be issued by the Company during the year.

                                               1999          1998         1997
                                               ----          ----         ----
Short-term debt and current maturities     $  126.1      $   10.1       $ 55.6
Long-term debt                                411.6         307.7        222.3
Capital securities (Note 5)                    89.1          89.1         98.9
Minority interest                              50.6          57.1         12.4
Shareholders' equity                          594.3         563.7        485.2
                                           --------      --------      -------
Total capitalization                       $1,271.7      $1,027.7       $874.4
                                           ========      ========      =======


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

Interest Rate Risk Management: Arvin relies significantly on long-term fixed-rate debt in its capital structure. The Company uses interest rate swaps to manage the fixed-rate to floating-rate balance of its interest sensitive liabilities. The Company's outstanding interest-sensitive financial instruments as of January 2, 2000, are reflected in Note 5 to the Consolidated Financial Statements. In addition to items included in the table presented in Note 5, Arvin had $90 million par value of 9.5 percent Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely Subordinated Debentures of the Company (Capital Securities) due 2027, callable in 2007, and two interest rate swap agreements with a total notional amount of $75 million outstanding at year-end. Under the combined terms of the interest rate swaps, Arvin receives a fixed rate of 6.07 percent and pays a LIBOR-based floating rate. The notional values of the two swap agreements are $25 million and $50 million with maturity dates of April 25, 2000, and March 15, 2004, respectively.

At January 2, 2000, the fair value of long-term debt, including that due within one year, plus Capital Securities and interest rate swaps approximated $611.7 million. The carrying value at that date was $626.8 million. The fair value was estimated using quoted market prices and discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of lending arrangements. Changes in interest rates that may occur within the next 12 months will have a nominal effect on future interest expense based upon Arvin's year-end borrowing structure. If interest rates rise immediately by a factor of 10 percent across the entire yield curve, Arvin's interest expense will increase, and thus pre-tax earnings will decrease, by less than a million dollars in 2000.

The Company may borrow up to $100 million under its multi-currency credit facility that matures on August 27, 2002, and up to $125 million on its domestic credit facility that matures on March 30, 2000. The Company anticipates that it will renew the $125 million domestic credit facility under the same terms and conditions. Outstanding borrowings on the facilities at January 2, 2000 totaled $50.0 million. If the facility fees for both agreements were priced at current market levels, the incremental cost to Arvin would change by less than 5 basis points annually on the combined facilities.

Foreign Exchange Risk Management: At year-end 1999, the Company had forward foreign exchange contracts totaling $68.5 million outstanding to hedge certain financial and operating transactions denominated in currencies other than various functional currencies. The full amount of the forward contracts at year-end 1999 hedged existing non-functional currency denominated assets and liabilities. The market value of the contracts at year-end was not material. All of the contracts outstanding at year-end matured within one month thereafter. The Company manages its exposure to foreign currency fluctuations for existing transactions by limiting each operating unit's booked exposure to a specified level for each non-functional currency. The following table lists the net positions of forward contracts outstanding as of January 2, 2000 by currency with the Euro legacy currencies combined.



              Currency                                    Net Position in
                                                     Millions, local currency
-------------------------------------            -------------------------------
              Euro                                          EUR  (57.8)
              Canadian Dollar                               CAD   15.1
              Great Britain Pound                           GBP   23.9
              U.S. Dollar                                   USD    9.1


Although the Company used forward contracts during 1999 to hedge anticipated non-functional currency denominated transactions, there were none outstanding at year-end. Arvin manages the foreign currency risk of anticipated transactions by forecasting such cash flows at the operating entity level, compiling the total Company exposure and entering into forward foreign exchange contracts to lessen foreign exchange exposures deemed excessive.

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

Year 2000: The Company has not encountered any significant Year 2000 problems to-date. Contingency plans are in place to address unexpected Year 2000 problems. Expenses of the Year 2000 project totaled $3.8 million and were expensed as incurred. Capital expenditures generally replaced fully depreciated assets and did not have a material effect on the Company's results of operations, cash flows, or financial condition.

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

The Company is addressing the strategic, as well as the competitive and operational implications of the Euro's introduction, such as increased cross-border price transparency, marketing strategy, currency exchange risk and material contracts as a part of its review. The Company has developed a process for dealing with its key customers and has, as required, updated IT to handle accounting for the Euro. The costs associated with the conversion to the Euro are expected to approximate $.6 million, of which approximately $.4 million has already been spent. The Company does not expect that the potential risks related to conversion will have a material impact on earnings.

Impact of New Accounting Standards: In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an Amendment of FASB Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133 by one year to fiscal years beginning after June 15, 2000. Accordingly, the Company plans to adopt Statement No. 133 at the beginning of fiscal year 2001. Implementation of this statement is not expected to have a material impact on the Company's results of operations.

In September 1999, the Emerging Issues Task Force (EITF) reached a consensus for Issue 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements." The provisions of this abstract are effective for design and development costs incurred after December 31, 1999. Accordingly, the Company plans to adopt the provisions of this abstract at the beginning of fiscal year 2000. The Company is currently reviewing its accounting treatment for pre-production costs and does not expect the effect of this change in accounting principle to exceed $3 million, net of tax.


Forward-Looking Statements:
Certain information and statements included or implied are forward looking and involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these statements. These forward-looking statements are identified by their use of terms and phrases such as "expected," "expect," "should," "plans," "estimated earnings," "anticipate," "believe," and "intend." Information about potential factors identified by the Company, which would affect the actual financial results, is included in the Company's Form 10-K filed March 4, 1999 with the SEC.



Item 7A.  Quantitative and Qualitative disclosures about Market Risk
--------------------------------------------------------------------

See "Financial Instruments and Risk Management" under the Liquidity and Capital Resources section of Item 7.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

                                                                        Page No.

Index to Consolidated Financial Statements

Consolidated Financial Statements:
    Consolidated Statement of Operations for each of the three
      years in the period ended January 2, 2000                            19

    Consolidated Statement of Financial Condition at
      January 2, 2000 and January 3, 1999                                  20

    Consolidated Statement of Shareholders' Equity for each
      of the three years in the period ended January 2, 2000               21

    Consolidated Statement of Cash Flows for each of the
       three years in the period ended January 2, 2000                     22

    Notes to Consolidated Financial Statements                             23

    Report of Independent Accountants                                      40

Financial Statement Schedule:
    For each of the three years in the period ended January 2, 2000
      II  Valuation and Qualifying Accounts                                41

Supplementary Data:
    Selected Quarterly Financial Data                                      42


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

        Arvin Industries, Inc.
   Consolidated Statement of Operations
(Dollars in millions, except per share amounts)

                                                                1999        1998        1997
                                                                ----        ----        ----

Net Sales                                                $   3,100.5  $  2,498.7  $  2,349.0
Costs and Expenses:
 Cost of goods sold                                          2,676.3     2,128.5     2,014.9
 Selling, operating general and administrative                 217.1       191.5       165.6
 Corporate general and administrative                           29.4        24.3        19.0
 Interest expense                                               51.2        35.8        39.5
 Other expense, net                                             10.6         5.9        12.1
                                                                ----         ---        ----
                                                             2,984.6     2,386.0     2,251.1
                                                             -------     -------     -------
Earnings from Continuing Operations
 Before Income Taxes                                           115.9       112.7        97.9
 Income taxes                                                  (41.1)      (38.3)      (34.2)
 Minority interest in net (income)/loss
  of consolidated subsidiaries                                   5.9        (1.1)       (3.8)
 Equity earnings of affiliates                                  10.9         5.1         5.1
                                                                ----         ---         ---
Earnings from Continuing Operations                             91.6        78.4        65.0
                                                                ----        ----        ----

Income from disposal of discontinued operations,
  net of income tax expense of $0                                  -           -         1.6
                                                                 ---         ---        ----
Earnings before Cumulative Effect of
 Accounting Change                                              91.6        78.4        66.6
                                                                ----        ----        ----

Cumulative effect of accounting change, net
  of income tax benefit of $.3                                  (0.5)           -           -
                                                         -----------   ----------  ----------
Net Earnings                                             $      91.1   $     78.4  $     66.6
                                                         ===========   ==========  ==========

Earnings per Common Share
  Basic:
    Earnings from continuing operations                  $      3.77   $     3.29  $     2.83
    Earnings from discontinued operations                          -            -         .07
    Cumulative effective of accounting change                   (.02)           -           -
                                                         ------------  ----------  ----------
        Total - Basic                                    $      3.75   $     3.29  $     2.90
                                                         ============  ==========  ==========

  Diluted:
    Earnings from continuing operations                  $      3.74   $     3.23  $     2.78
    Earnings from discontinued operations                          -            -         .07
    Cumulative effective of accounting change                   (.02)           -           -
                                                         -----------   ----------  ----------
        Total - Diluted                                  $      3.72   $     3.23  $     2.85
                                                         ===========   ==========  ==========

Average Common Shares Outstanding (000's)
  Basic                                                       24,267       23,835      22,970
  Diluted                                                     24,498       24,249      23,382


See notes to consolidated financial statements.

                         Arvin Industries, Inc.
             Consolidated Statement of Financial Condition
            (Dollars in millions, except per share amounts)


                                                          1/2/00         1/3/99
                                                          ------         ------
Assets:
-------
Current Assets:
  Cash and cash equivalents                           $     19.8      $   107.0
  Receivables, net of allowances of $11.3 and $8.1,
    respectively                                           441.1          319.0
  Inventories                                              224.2          151.3
  Current income tax benefit                                42.2           36.2
  Other current assets                                      83.0           67.5
                                                            ----           ----
    Total current assets                                   810.3          681.0
                                                           -----          -----
Non-Current Assets:
  Property, plant and equipment:
   Land and buildings                                      238.5          226.3
   Machinery and equipment                               1,123.5          974.7
   Construction in progress                                 81.7           88.8
                                                            ----           ----
                                                         1,443.7        1,289.8
    Less accumulated depreciation                          748.2          704.0
                                                           -----          -----
                                                           695.5          585.8
  Goodwill, net of accumulated amortization of
    $49.3 and $42.5, respectively                          270.4          170.2
  Investment in affiliates                                 156.0          148.2
  Other assets                                              67.8           61.3
                                                            ----           ----
     Total non-current assets                            1,189.7          965.5
                                                         -------          -----
                                                      $  2,000.0      $ 1,646.5
                                                      ==========      =========
Liabilities and Shareholders' Equity:
-------------------------------------
Current Liabilities:
  Short-term debt                                     $    126.1      $    10.1
  Accounts payable                                         414.2          337.9
  Employee-related costs                                    65.5           63.3
  Accrued expenses                                         106.8          105.6
                                                           -----          -----
    Total current liabilities                              712.6          516.9
                                                           -----          -----
Long-term employee benefits                                 81.6           70.4
Other long-term liabilities                                 60.2           41.6
Long-term debt                                             411.6          307.7
Minority interest                                           50.6           57.1
Company-obligated mandatorily redeemable preferred
  capital securities of subsidiary trust holding solely
  subordinated debentures of the Company                    89.1           89.1
Commitments and contingencies (Note 7)
Shareholders' Equity:
 Capital Stock:
   Preferred shares (no par value, authorized 8,978,058;
     none issued and outstanding)                              -              -
   Common shares ($2.50 par value, authorized 50,000,000;
     issued 27,525,203 in 1999 and in 1998)                 68.8           68.8
   Capital in excess of par value                          307.5          305.2
   Retained earnings                                       404.6          334.3
   Cumulative translation adjustment                       (89.6)         (41.3)
   Employee stock benefit trust                            (58.5)         (64.7)
   Common shares held in treasury                          (38.5)         (38.6)
                                                           -----          -----
     Total shareholders' equity                            594.3          563.7
                                                           -----          -----
                                                      $  2,000.0      $ 1,646.5
                                                      ==========      =========

See notes to consolidated financial statements.

Arvin Industries, Inc.
Consolidated Statement of Shareholders' Equity
(Dollars in millions, except per share amounts)
                                                                         Year Ended
                                          ------------------------------------------------------------------------------------------
                                                   1/2/00                      1/3/99                          12/28/97
                                         -------------------------- ---------------------------- ----------------------------------
                                                            Other                       Other                         Other
                                                            Comprehensive               Comprehensive                 Comprehensive
                                         Shares     Amount  Income    Shares    Amount  Income     Shares     Amount  Income
                                         ---------  ------  -------  ---------- ------  -------   ----------  ------  -------------
Common Shares:
 Beginning balance                      27,525,203  $ 68.8           26,225,567 $ 65.6             26,149,217 $ 65.4
 Shares issued to employee stock
  benefit trust                                  -       -            1,300,000    3.2                      -      -
 Exercise of stock options                       -       -                    -      -                  4,700      -
 Incentive compensation paid in stock            -       -                    -      -                 71,650     .2
 Other adjustments                               -       -                 (364)     -                      -      -
                                               ---     ---                 ----    ---                    ---    ---
   Ending balance                       27,525,203    68.8           27,525,203   68.8             26,225,567   65.6
                                        ----------    ----           ----------   ----             ----------   ----
Capital in Excess of Par Value:
 Beginning balance                                   305.2                       248.8                         247.3
 Shares issued to employee stock
  benefit trust                                          -                        51.7                             -
 Exercise of stock options                              .7                         2.6                            .3
 Shares issued to employee benefit plan                1.1                         1.1                           (.1)
 Incentive compensation paid in stock                   .5                          .6                           1.3
 Shares contributed to charitable
  foundation                                             -                          .4                             -
                                                       ---                         ---                           ---
   Ending balance                                    307.5                       305.2                         248.8
                                                     -----                       -----                         -----
Retained Earnings:
 Beginning balance                                   334.3                       275.1                         226.2
 Net earnings                                         91.1   $91.1                78.4     $78.4                66.6     $66.6
 Cash dividends ($.85 per share in 1999,
   $.81 per share in 1998 and $.77 per
   share in 1997)                                    (20.8)                      (19.2)                        (17.7)
---------------------------------------------------------------------------------------------------------------------------------
   Ending balance                                    404.6                       334.3                         275.1
---------------------------------------------------------------------------------------------------------------------------------
Cumulative Translation Adjustment:
 Beginning balance                                   (41.3)                      (41.8)                        (19.9)
 Translation adjustments during the year             (48.3)  (48.3)                 .5        .5               (21.9)    (21.9)
                                                     -----                          --                         -----
   Ending balance                                    (89.6)                      (41.3)                        (41.8)
                                                     -----                       -----                         -----
 Comprehensive Income                                        $42.8                         $78.9                         $44.7
                                                             =====                         =====                         =====
Employee Stock Benefit Trust:
 Beginning balance                      (1,713,497)  (64.7)          (1,098,954) (25.6)            (1,800,000) (42.2)
 Additional issuance to trust                    -       -           (1,300,000) (55.0)                     -      -
 Exercise of stock options                 129,470     3.0              575,946   13.5                634,935   14.9
 Shares contributed to employee
  benefit plan                             101,889     2.4               70,786    1.7                 66,111    1.7
 Incentive compensation paid in stock       32,172      .8               38,725     .7                      -      -
                                            ------      --               ------    ---                    ---    ---
   Ending balance                       (1,449,966)  (58.5)          (1,713,497) (64.7)            (1,098,954) (25.6)
                                        ----------   -----           ----------  -----             ----------  -----
Common Shares in Treasury:
 Beginning balance                      (1,700,614)  (38.6)          (1,671,579) (36.9)            (1,776,737) (39.4)
 Stock exchanged for stock options
  exercised                                 (3,960)    (.1)             (52,878)  (2.4)               (30,410)  (1.0)
 Shares contributed to employee
  benefit plan                               8,120      .2                4,268     .1                135,568    3.5
 Shares contributed to charitable
  foundation                                     -       -               24,575     .6                      -      -
 Shares acquired                                 -       -               (5,000)     -                      -      -
                                        ----------   -----           ----------  -----             ----------  -----
   Ending balance                       (1,696,454)  (38.5)          (1,700,614) (38.6)            (1,671,579) (36.9)
                                        ----------   -----           ----------  -----             ----------  -----
    Total Shareholders' Equity                       594.3                      $563.7                        $485.2
                                                     =====                      ======                        ======

See notes to consolidated financial statements.

         Arvin Industries, Inc.
  Consolidated Statement of Cash Flows
          (Dollars in millions)
                                                                   1999       1998       1997
                                                                   ----       ----       ----
Operating Activities:
 Net earnings                                                 $    91.1  $    78.4  $    66.6
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation                                                   104.0       84.8       79.1
   Amortization                                                     8.4        6.1        6.5
   Minority interest                                               (5.9)       1.1        3.8
   Gain on sale of investment                                      (7.3)      (5.5)        -
   Other                                                           (5.8)      (6.1)       3.1
   Changes in operating assets and liabilities:
     Receivables                                                  (76.5)      (3.7)     (16.3)
     Inventories and other current assets                         (44.8)     (31.7)       2.3
     Accounts payable                                              57.5       36.6       35.1
     Other accrued expenses                                        (7.6)        .7       16.7
     Income taxes payable                                          (4.4)       3.7       (2.0)
                                                                   ----        ---       ----
       Net Cash Provided by Operating Activities                  108.7      164.4      194.9
                                                                  -----      -----      -----

Investing Activities:
   Purchase of property, plant and equipment                     (138.9)    (123.2)     (96.9)
   Proceeds from sale of property, plant and equipment              4.0        5.3        3.1
   Proceeds from sale of investment                                12.4        9.6          -
   Investments in affiliates                                       (4.6)     (85.6)     (11.1)
   Business acquisitions, net of cash acquired                   (272.2)     (29.3)     (19.5)
   Cash proceeds from sale of businesses, net
       of cash balances of businesses sold                            -        6.9        3.7
   Other                                                            8.1        (.4)       4.1
                                                                    ---        ---        ---
       Net Cash Used for Investing Activities                    (391.2)    (216.7)    (116.6)
                                                                 ------     ------     ------

Financing Activities:
   Change in short-term debt, net                                  68.7        6.5      (45.7)
   Proceeds from long-term financings                             158.0      101.2      101.8
   Principal payments on long-term financings                     (11.8)     (78.2)     (38.0)
   Change in discounted receivables                                 (.7)      33.9      (17.3)
   Dividends paid                                                 (20.8)     (24.1)     (17.3)
   Other                                                            3.3       12.5        9.3
                                                                    ---       ----        ---
       Net Cash Provided by (Used for) Financing Activities       196.7       51.8       (7.2)
                                                                  -----       ----       ----

Cash and Cash Equivalents:
   Effect of exchange rate changes on cash                         (1.4)      (1.4)      (1.6)
                                                                   ----       ----       ----
   Net increase (decrease)                                        (87.2)      (1.9)      69.5
   Beginning of the year                                          107.0      108.9       39.4
                                                                  -----      -----       ----
       End of the year                                        $    19.8  $   107.0  $   108.9
                                                              =========  =========  =========

Income tax payments totaled $36.2 in 1999, $35.5 in 1998, and $44.0 in 1997. Interest payments totaled $43.8 in 1999, $42.6 in 1998, and $33.1 in 1997. See notes to consolidated financial statements.

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

Use of Estimates: The financial statements and related notes have been prepared in conformity with generally accepted accounting principles and include some amounts and disclosures that are estimates based on currently available information and management's judgment of current facts and circumstances. Actual results could differ from these estimates.

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

At year-end 1999 and 1998, $114.0 and $61.0 million of total inventories were stated on the LIFO method. (The increase is primarily due to the acquisition of Purolator Products - refer to Note 2.) The current costs of these inventories exceeded their LIFO value by $5.9 and $5.5 million at year-end 1999 and 1998, respectively.

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

Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against earnings in 1999, 1998, and 1997 were $35.6, $29.0 and $25.3 million, respectively.

Earnings Per Share: Basic earnings per share are based on the weighted-average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted-average number of common and common equivalent shares (principally stock option related) outstanding during the year.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations for earnings before discontinued operations and cumulative effect of accounting change:

                                                  1999                        1998                        1997
                                         ------------------------    ------------------------    ------------------------
                                             Income       Shares          Income      Shares          Income      Shares
Basic EPS                                     $91.6       24,267           $78.4      23,835           $65.0      22,970
Effect of Dilutive Securities:
  Options                                         -          231               -         414               -         412
                                         =========== ============    ============ ===========    ============ ===========
Diluted EPS                                   $91.6       24,498           $78.4      24,249           $65.0      23,382
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



NOTE 2 - ACQUISITIONS, DIVESTITURES, AND DISCONTINUED OPERATIONS:

In September 1999 Arvin acquired the assets of Camloc Gas Springs of Leicester, England from Fairchild Corporation for $5.1 million. This acquisition was accounted for under the purchase method and the results of operations for Camloc, renamed Arvin Motion Control, Ltd., are included in the consolidated financial statements as of the acquisition date.

In February 1999 Arvin acquired the Purolator Products automotive filter business (Purolator) from Mark IV Industries, Inc. for approximately $272 million, subject to further adjustment. This transaction included the assumption of $6 million in debt. Included in the Statement of Financial Condition are estimated purchase liabilities of approximately $1 million associated with a plan to exit certain activities of Purolator including severance and related costs, and costs associated with the consolidation of certain acquired facilities. The Company expects to complete its plan by February 2000. Adjustments to the estimated purchase liabilities as the plan is finalized are reflected as a reduction to goodwill. The acquisition was accounted for under the purchase method and, accordingly, results of Purolator's operations are included in the consolidated financial statements as of the date of acquisition. Goodwill resulting from this transaction is being amortized using the straight-line method over a 40-year period.

In January 1999 Arvin acquired certain operating assets and assumed certain liabilities from WorldSource Coil Coating, Inc., a coil coating facility in Hawesville, Kentucky. The initial purchase price was $1.1 million. Additional consideration, up to $1.25 million per year over a four-year period, is contingent upon future sales volume. Based on 1999 sales volume, $1.25 million of the additional consideration is payable. This acquisition was accounted for under the purchase method and the results of the acquired operation are included in the consolidated financial statements as of the date of acquisition.

The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if the acquisitions of Camloc, Purolator, and WorldSource had taken place on December 29, 1997:

(Dollars in millions, except per share amounts)
                                                                                           Year ended
                                                                              -------------------------------
                                                                                 1/2/2000         1/3/1999
                                                                              --------------  ---------------
Net sales                                                                    $    3,162.7    $     2,910.3
Net earnings before cumulative effect of accounting change                           92.6             78.0
Net earnings                                                                         92.1             78.0

Per share data:
   Basic:
      Before cumulative effect of accounting change                          $       3.82    $        3.27
      Cumulative effect of accounting change                                         (.02)               -
                                                                                  --------        --------
      Total                                                                  $       3.80    $        3.27
                                                                                  ========        ========

   Diluted:
      Before cumulative effect of accounting change                          $       3.78    $        3.22
      Cumulative effect of accounting change                                         (.02)               -
                                                                                  --------         -------
      Total                                                                  $       3.76    $        3.22
                                                                                  ========         =======

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

In July 1998 Arvin entered into a stock purchase agreement to acquire the remaining 60 percent of COFAP-Arvin Sistemas de Exaustao Ltda. for a purchase price of $16.4 million. COFAP-Arvin, renamed Arvin do Brasil Ltda., is located in Minas Gerais, Brazil, where it manufactures original equipment exhaust products. Goodwill resulting from this transaction is being amortized using the straight-line method over a 40-year period. This acquisition was accounted for under the purchase method and the results of Arvin do Brasil have been included in the consolidated financial statements since the date of acquisition.

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



Note 3 - Investments in Affiliates:

The Company's investments in affiliates are accounted for on the equity method. affiliates are primarily engaged in the manufacture and sale of automotive products, including exhaust, ride control, and filter products. The significant equity affiliates are Arvin Sango Inc. (50%), Arvin Exhaust GmbH (50%), Purodenso (50%), Zeuna Starker (49%), Gabriel de Venezuela (42%), Kayaba Arvin, S.A.
(40%), and Purolator India (39%).

During 1999, the Company made additional investments totaling $4.3 million in two affiliates. There was no change in the Company's ownership percentage in either affiliate as a result of these investments.

In December 1998, Arvin entered into a cooperative agreement with Zeuna Starker GmbH & Co. KG (Zeuna Starker), whereby Arvin purchased a 49 percent interest in Zeuna Starker. Zeuna Starker is a premier exhaust systems supplier headquartered in Augsburg, Germany. It has manufacturing facilities in Germany, South Africa, Italy, Hungary, and the United States. The investment in Zeuna Starker is being accounted for by the equity method and the excess purchase price has been allocated to property, plant, and equipment and to goodwill. Goodwill resulting from this transaction is being amortized using the straight-line method over a 40-year period. The acquisition of Zeuna Starker had no effect on Arvin's 1998 income.

In September 1998, the Company invested an additional $13.8 million in Arvin Exhaust GmbH. During 1998, the Company also made several investments totaling $4.3 million in other affiliates. There was no change in the Company's ownership percentage in any affiliate as a result of these additional investments.

The Company's total investment in affiliates includes the unamortized excess of the Company's investment over its equity in the affiliates' net assets, which consists of goodwill and an increase to property, plant, and equipment based on an independent appraisal. This excess was approximately $47 million at January 2, 2000, and is being amortized on a straight-line basis over estimated economic lives of up to 40 years. In 1999, 1998, and 1997, the Company received dividends from affiliates of $7.2, $3.6, and $2.2 million, respectively.

Summarized financial information of affiliates is presented below. Increases for 1999 were primarily attributable to Zeuna Starker being included for a full year and the newly acquired Purolator joint ventures. The changes for 1998 were mostly attributable to the consolidation of Arvin do Brasil Ltda. in July and the addition of Zeuna Starker at the end of the year.



                                                                       1999           1998           1997
                                                                       ----           ----           ----
Condensed Statement of Operations:
Net sales                                                      $      968.8   $      362.4   $       360.5
Gross profit                                                           66.8           41.1            57.8
Net earnings                                                           26.1           11.2            14.3

Condensed Statement of Financial Condition:
Current assets                                                 $      311.7   $      218.6   $       137.1
Non-current assets                                                    204.9          220.7           114.0
                                                                 ==========     ==========     ===========
                                                               $      516.6   $      439.3   $       251.1
                                                                 ==========     ==========     ===========

Current liabilities                                            $      213.2   $      168.0   $        76.0
Non-current liabilities                                                80.1           57.6            53.1
Shareholders' equity                                                  223.3          213.7           122.0
                                                                 ==========     ==========     ===========
                                                               $      516.6   $      439.3  $        251.1
                                                                 ==========     ==========     ===========



Note 4 - Concentrations of Risk:

Financial instruments that potentially expose Arvin to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base includes most significant automotive manufacturers and a large number of well-known jobbers, distributors, and installers of automotive replacement parts in North America and Europe. Arvin generally does not require collateral and the majority of its trade receivables are unsecured. Although the Company is directly affected by the financial well being of the automotive industry, management does not believe significant credit risk existed at January 2, 2000.

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



Note 5 - Borrowings:

At fiscal year-end, long-term debt consisted of:

                                                   1999              1998
                                                   ----              ----

10% medium-term notes due 2000              $      36.0       $      36.0
6 7/8% notes due 2001                              75.0              75.0
7.94% notes due 2005                               50.0              50.0
6 3/4% notes due 2008                             100.0             100.0
7 1/8% notes due 2009                             150.0                 -
10 3/8% Euro-Sterling Notes due 2018               26.1              32.5
Other                                              23.0              24.3
Less: Current maturities                          (48.5)            (10.1)
                                               --------------    -------------
                                             $    411.6        $    307.7
                                               ==============    =============

Maturities of long-term debt for fiscal 2000 through 2004 are $48.5, $93.5, $8.7, $7.2 and $.9 million, respectively.

The Company may borrow up to $100 million under its multi-currency credit facility agreement that matures on August 27, 2002 and up to $125 million on its domestic credit facility agreement that matures on March 30, 2000. The Company anticipates that it will renew the $125 million domestic revolving credit facility under the same terms and conditions. In addition, Arvin has uncommitted credit facilities totaling $224 million with various domestic and foreign banks. The weighted-average interest rate on $77.6 million short-term borrowings at January 2, 2000, consisting primarily of amounts outstanding on credit facilities, was eight percent. Arvin may also sell undivided interests in a defined pool of up to $75 million of trade receivables on a revolving basis, of which $75 million had been sold as of January 2, 2000.

Graphic Table - Bar-graph indicating total debt, including capital securities, for the following years, in millions:

   1999    $626.8
   1998    $406.9
   1997    $376.8

In March 1999 Arvin issued $150 million 7 1/8 percent notes due March 15, 2009. The proceeds were used to repay a portion of short-term debt incurred in connection with Arvin's acquisition of Purolator.

Included in "other" debt listed above is a $10.3 million promissory note that Arvin issued in December 1998 in conjunction with its investment in Zeuna Starker. The promissory note was on Arvin's books at $11.9 million at year-end 1998 with the change due to movement in the exchange rate. The note is payable as a lump sum, plus accrued interest at four percent, on January 1, 2001.

In March 1998 Arvin issued $100 million 6 3/4 percent notes due March 15, 2008. The proceeds were used to repay debt maturing during 1998 totaling $45 million and for general corporate purposes.

Included in the Statement of Financial Condition are $90 million 9.5 percent Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely Subordinated Debentures of the Company ("Capital Securities") due February 1, 2027 and callable in February 2007. The Capital Securities were issued by Arvin Capital I, a wholly owned subsidiary trust of Arvin. The proceeds of the Capital Securities were invested entirely in 9.5 percent junior subordinated debentures of Arvin, which mature on February 1, 2027 and are callable in February 2007. The subordinated debentures are the sole assets of the subsidiary trust. Arvin fully and unconditionally guarantees the subsidiary trust's obligations under the Capital Securities.



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

Interest Rate Risk Management: The Company had two interest rate swap agreements outstanding at January 2, 2000, with a total notional amount of $75 million. Under the terms of the interest rate swaps, Arvin receives a dollar-weighted fixed rate of 6.07 percent and pays a LIBOR-based floating rate. The swap agreements effectively change long-term debt of the Company from a fixed rate to a floating rate of interest.

Foreign Exchange Risk Management: At year-end 1999 and 1998, the Company had forward exchange contracts totaling $68.5 and $157.6 million, respectively, to hedge certain financial and operating transactions denominated in currencies other than various functional currencies. The full amount of the forward contracts at year-end 1999 and 1998 hedged existing non-functional currency denominated assets and liabilities. Although the Company used forward contracts during 1999 and 1998 to hedge anticipated non-functional currency denominated transactions, there were none outstanding at either year-end. The forward exchange contracts are principally in the major European and North American currencies, and are usually for a term not exceeding one year.

Fair Value of Financial Instruments: At January 2, 2000, the fair value of long-term debt (including that due within one year), Capital Securities, and interest-rate swaps hedging a portion of the debt approximated $611.7 million. The carrying value at that date was $626.8 million. At year-end 1998 the fair and carrying values were $432.8 and $406.9 million, respectively. Fair values were estimated for both years using quoted market prices and discounted cash flow analyses, based on the yield curves applicable to the Company for similar types of financial instruments.



Note 7 - Commitments and Contingencies:

The Company and its consolidated subsidiaries are defending various environmental claims and legal actions that arise in the normal course of business or from previously owned businesses. Where reasonable estimates of environmental liabilities are possible, Arvin has provided for the undiscounted costs of study, cleanup, remediation, and certain other costs, taking into account, as applicable, available information regarding site conditions, potential cleanup methods and the extent to which other parties can be expected to bear those costs. Management regularly reviews pending environmental and legal proceedings with its legal counsel and adjusts its accruals to reflect the current best estimate of its exposure. Where no best estimate is determinable, the Company has accrued for the minimum amount of the most probable range of its liability. Given the inherent uncertainties in evaluating legal and environmental exposures, actual costs to be incurred in future periods may vary from the currently recorded estimates. At year-end 1999 and 1998, respectively, the Company had accrued $20.1 and $18.5 million for environmental remediation costs and $5.9 and $10.7 million for its estimated liability related to pending legal matters. Arvin expects that any sum it may be required to pay in connection with legal and environmental matters in excess of the amounts recorded will not have a material adverse effect on its results of operations, cash flows or financial condition.

Certain of Arvin's manufacturing plants, warehouses and offices are leased facilities. The Company also leases manufacturing and office equipment. Future minimum lease payments on operating leases are $23.1 million in 2000, $22.0 million in 2001, $18.5 million in 2002, $15.3 million in 2003, $13.4 million in 2004 and $68.1 million thereafter. Arvin has also guaranteed an aggregate $63 million residual value to certain lessors if, upon maturity of the current lease agreements, Arvin elects not to extend the agreements, enter into new lease agreements, or purchase the leased assets. Accordingly, if the underlying assets were liquidated for less than $63 million, Arvin would pay the shortfall to the lessors. Net rental expense in 1999, 1998 and 1997 was $31.3, $18.6 and $16.8 million, respectively.



Note 8 - Income Taxes:

Earnings from continuing operations before income taxes were as follows:

                                         1999          1998          1997
                                         ----          ----          ----

United States                       $    74.3     $    46.5     $    31.2
International                            41.6          66.2          66.7
                                     ---------     ---------     ---------

                                    $   115.9     $   112.7     $    97.9
                                     =========    ==========    ==========

The provision for income taxes was as follows:

                                         1999          1998          1997
                                         ----          ----          ----
Current tax expense:
  Federal                           $    20.0     $    11.9     $     8.6
  State                                   5.0           4.7           3.0
  International                          16.7          22.6          22.5

Deferred tax expense:
  Federal                                (1.1)         (1.8)           .2
  State                                    .9           (.4)            -
  International                           (.4)          1.3           (.1)
                                    -----------    ----------    ----------

Continuing operations provision     $    41.1     $    38.3     $    34.2
                                    ===========    ==========    ==========


The provision for income taxes was different from the U.S. federal statutory rate applied to earnings from continuing operations before income taxes, and is reconciled as follows:
                                         1999          1998          1997
                                         ----          ----          ----
Statutory rate                           35.0%         35.0%         35.0%

State and local income taxes, net         3.8           2.5           2.0
International tax rate difference          .3           (.7)         (1.6)

Amortization of goodwill                  2.5           1.7           1.8
Federal tax credit utilization, net      (5.2)         (2.1)         (1.4)
Other items, net                          1.1           (.7)           .4
                                      -----------   -----------   -----------
     Subtotal                            37.5          35.7          36.2
Capital loss carryforward utilization    (2.0)         (1.7)         (1.3)
                                      ------------  -----------   -----------

Effective tax rate                       35.5%         34.0%         34.9%
                                      ============  ===========   ===========

Deferred tax assets (liabilities) are comprised of the following at fiscal year-end:

                                                        1999           1998
                                                        ----           ----
Gross deferred tax assets:
     Accrued employee benefits                      $   26.2     $     28.0
     Inventory and receivables reserves                 33.1           28.9
     Environmental and other legal reserves              8.2            9.9
     Other                                              10.7           13.1
     Pension                                             4.4              -
     Net losses and tax credit carryforward             18.7           25.3
     Valuation allowance for deferred tax assets        (6.8)         (10.3)
                                                     -----------    -----------
        Deferred tax assets, net of
           valuation allowance                          94.5           94.9
                                                     -----------    -----------

Gross deferred tax liabilities:
     Depreciation                                      (70.4)         (44.0)
     Pension                                               -           ( .4)
                                                     -----------    -----------

     Gross deferred tax liabilities                    (70.4)         (44.4)
                                                     -----------    -----------

        Net deferred tax assets                     $   24.1     $     50.5
                                                     ===========    ===========


Net operating loss, capital loss, and tax credit carryforwards available in various tax jurisdictions at January 2, 2000 expire in the tax-effected amounts of $2.5, $3.7, $1.3, $2.4, $1.6 and $7.2 million for the years 2000 through 2004 and beyond, respectively.

Graphic Table - Bar-graph indicating the effective tax rate for the following years:
   1999 (1)    37.5%
   1998 (1)    35.7%
   1997 (1)    36.2%
   (1) Effective tax rate prior to capital loss carryforward utilization.

Realization of deferred tax assets is dependent upon taxable income within the carryback and carryforward periods available under the tax laws. Although realization of deferred tax assets in excess of deferred tax liabilities is not certain, management has concluded that it is more likely than not that Arvin will realize the full benefit of U.S. deferred tax assets. While in the aggregate, Arvin's non-U.S. subsidiaries have generated cumulative taxable income over the last three years, certain non-U.S. subsidiaries are in net operating loss carryforward positions. There is currently insufficient evidence to substantiate recognition of net deferred tax assets in the financial statements for certain of those non-U.S. subsidiaries in a net operating loss carryforward position. Accordingly, a valuation allowance of $6.8 million has been recorded. It is reasonably possible that sufficient positive evidence could be generated in the near term at one or more of these non-U.S. subsidiaries to support a reduction in the valuation allowance. Increases in the valuation allowance at the Company's non-U.S. subsidiaries were $1.0, $1.2, and $5.8 million and reductions of valuation allowances were $2.3, $3.1, and $4.3 million for 1999, 1998, and 1997, respectively.

At year-end 1999, consolidated retained earnings included undistributed earnings of non-U.S. subsidiaries of approximately $230.6 million. These earnings are permanently invested and are not considered available for distribution to the parent company or will be remitted substantially free of additional U.S. income taxes. Accordingly, no provision has been made for income taxes that may be payable upon remittance of such earnings.

Note 9 - Pension and other postretirement Plans:

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

                                                              Pension Benefits           Other Benefits
                                                              ----------------           --------------
                                                             1999          1998         1999        1998
                                                             ----          ----         ----        ----
Change in benefit obligation
Benefit obligation at beginning of year                  $  418.7      $  348.9      $  38.3     $  37.7
Service cost                                                 14.1          10.6          1.3          .8
Interest cost                                                26.4          25.5          2.8         2.6
Plan participants' contributions                              1.5            .8            -           -
Acquisition                                                     -             -          3.6           -
Special termination benefits and curtailment                  7.2             -          3.8           -
Amendments                                                    3.6          19.7            -           -
Actuarial (gain)/loss                                       (34.8)         29.1         (5.6)       (1.0)
Benefits paid                                               (16.7)        (14.8)        (1.6)       (1.8)
Foreign currency exchange rate changes                       (2.8)         (1.1)           -           -
                                                          --------      --------      -------     -------
Benefit obligation at end of year                        $  417.2      $  418.7      $  42.6     $  38.3
                                                          --------      --------      -------     -------

Change in plan assets
Fair value of plan assets at beginning of year           $  425.8      $  383.6      $     -     $     -
Actual return on plan assets                                 59.7          53.6            -           -
Employer contributions                                        5.9           4.1          1.6         1.8
Plan participants' contributions                              1.5            .8            -           -
Benefits and expenses paid                                  (17.6)        (15.2)        (1.6)       (1.8)
Foreign currency exchange rate changes                       (2.6)         (1.1)           -           -
                                                          --------      --------      -------     -------
Fair value of plan assets at end of year                 $  472.7      $  425.8      $     -     $     -
                                                          --------      --------      -------     -------


The Company's pension obligations for its United States plans were projected to, and the assets were valued as of the end of 1999 and 1998. The plan assets, comprised almost entirely of high-grade stocks and bonds, included 1.3 million shares of Arvin common stock at year-end 1999 and also at year-end 1998.


                                                              Pension Benefits           Other Benefits
                                                              ----------------           --------------
                                                             1999          1998         1999        1998
                                                             ----          ----         ----        ----
Reconciliation of funded status
Funded status                                             $  55.5        $  7.1     $  (42.6)   $  (38.3)
Unrecognized net asset                                       (4.2)         (5.5)           -           -
Unrecognized net gain                                       (88.2)        (32.9)       (12.0)       (9.8)
Unrecognized prior service cost                              27.5          31.3     $      -    $      -
                                                           -------        ------     --------     -------
Net amount recognized                                     $  (9.4)            -     $  (54.6)   $  (48.1)
                                                           -------        ------     --------     -------

Amounts recognized in the statement of financial
  position consist of:
Prepaid benefit cost                                      $   8.7        $  6.6     $      -    $      -
Accrued benefit liability                                   (19.0)         (8.5)       (54.6)      (48.1)
Intangible asset                                               .9           1.9            -           -
                                                           -------        ------     --------    --------
Net amount recognized                                     $  (9.4)       $    -     $  (54.6)   $  (48.1)
                                                           -------        ------     --------    --------


Assumptions used in determining the projected benefit obligation for the domestic and international plans are as follows:

                                                      Pension Benefits                     Other Benefits
                                               --------------------------------    --------------------------------
                                                 1999       1998       1997          1999       1998       1997
                                                 ----       ----       ----          ----       ----       ----

United States plans
Discount rate for obligations                    7.50%      6.75%      7.00%         7.50%      6.75%      7.00%
Expected return on plan assets                   9.50%      9.50%      9.00%           N/A        N/A        N/A
Average salary increases                         4.75%      4.75%      4.75%           N/A        N/A        N/A

International plans
Discount rate for obligations                    6.50%      5.50%      7.00%           N/A        N/A        N/A
Expected return on plan assets                   9.00%      9.00%      9.00%           N/A        N/A        N/A
Average salary increases                         4.50%      4.00%      5.00%           N/A        N/A        N/A

For measurement purposes, a six-percent annual rate of increase in per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease to five percent for 2001 and remain at that level.




                                                      Pension Benefits                     Other Benefits
                                                      ----------------                     --------------
                                                 1999       1998       1997          1999       1998       1997
                                                 ----       ----       ----          ----       ----       ----
Components of net periodic benefit cost
Service cost                                  $  14.1    $  10.6    $   9.4      $    1.3    $    .8   $    .9
Interest cost                                    26.4       25.5       23.2           2.8        2.6       2.6
Expected return on plan assets                  (34.3)     (31.6)     (28.0)            -          -         -
Amortization of transition (asset)               (1.4)      (1.3)      (1.4)            -          -         -
Amortization of prior service cost                3.4        3.4        1.9             -          -         -
Recognized actuarial (gain) or loss                .6        1.0          -           (.5)       (.4)      (.4)
                                               --------   --------   --------     ---------   --------  --------
Net periodic benefit cost                         8.8        7.6        5.1           3.6        3.0       3.1
Special termination benefits and curtailment      6.1          -          -           1.0          -         -
                                               --------   --------   --------     ---------   --------  --------
Net periodic benefit cost after curtailment,
special termination benefits and settlement   $  14.9    $    7.6   $   5.1      $    4.6    $   3.0   $   3.1
                                               --------   --------   --------     ---------   --------  --------

The projected benefit obligation and accumulated benefit obligation for the pension plan with accumulated benefit obligations in excess of plan assets were $13.4 and $8.8 million as of year-end 1999, and $11.9 and $7.4 million as of year-end 1998, respectively.
There were no assets held in this plan.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase in assumed health care cost trend rates would have increased the aggregate of service and interest cost for 1999 by $.6 million. The effect of this change on the accumulated postretirement benefit obligation at year-end 1999 would be an increase of $4.7 million. A one-percentage-point decrease in assumed health care cost trend rates would have decreased the aggregate of service and interest cost for 1999 by $.4 million. The effect of this change on the accumulated postretirement benefit obligation at year-end 1999 would be a decrease of $3.7 million.



Note 10 - Employee Stock Plans:

The Company has options outstanding under three stock-based compensation plans: the 1988 Stock Benefit Plan, the 1998 Stock Benefit Plan, and the Employee Stock Benefit Plan. Employee grant awards under these stock benefit plans may include incentive and non-statutory stock options, stock appreciation rights, restricted shares and performance shares or units. The exercise price of each option is not less than the fair market value of Arvin's common stock on the date of the grant. At January 2, 2000, there were 1,474,672 options available for grant. Options granted generally vest one year from grant date and expire ten years from the grant date. Summarized stock option activity was as follows:

                                      1999             1998           1997
                                      ----             ----           ----
Options outstanding at
  beginning of year                2,020,758        2,059,333       2,446,259
Granted                              486,985          562,771         456,859
Exercised                           (129,470)        (575,946)       (639,635)
Expired                              (13,875)         (25,400)       (204,150)
                                ----------------  ---------------  -------------
Outstanding at year-end            2,364,398        2,020,758       2,059,333
                                ================  ===============  =============

Exercisable at year-end            1,736,513        1,469,737       1,564,474
                                ================  ===============  =============

Weighted average option prices per share
----------------------------------------
At beginning of year                  $30.03           $25.62          $24.07
Granted                                39.39            38.88           30.94
Exercised                              23.74            22.96           22.01
Expired                                29.43            29.01           30.28
Outstanding at year-end                32.31            30.03           25.62
Exercisable at year-end               $29.88           $26.72          $23.70

The weighted-average fair value of options granted was $8.88, $9.87 and $6.90 per share in 1999, 1998, and 1997, respectively. The fair value of each option was estimated on the date of the grant using the Black-Scholes option pricing model, expected lives of three years and expected volatility of 30 percent. The following assumptions were also applied for grants in 1999, 1998, and 1997, respectively: a dividend yield of 2.2, 2.1, and 2.6 percent; and risk-free interest rates of 5.6, 5.5, and 6.0 percent.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense was recorded for stock options issued. If the Company had used a fair-value method of accounting for stock-based compensation cost, reported net income would have been $87.7, $75.4, and $65.1 million in 1999, 1998, and 1997, respectively. Basic earnings per share would have been $3.61, $3.16, and $2.83 and diluted earnings per share would have been $3.58, $3.11, and $2.78 for 1999, 1998, and 1997, respectively. Compensation cost for performance share plans, which is included in the Consolidated Statement of Operations, was not material.

The following table reflects information about stock options outstanding at January 2, 2000:

                                           Options Outstanding                              Options Exercisable
                        ----------------------------------------------------------  ------------------------------------
                                                Weighted-           Weighted-                              Weighted-
                                                 Average             Average                                Average
       Range of              Number            Contractual           Exercise             Number            Exercise
   Exercise Prices         Outstanding       Life (in years)          Price            Exercisable           Price
   ---------------         -----------       ---------------          -----            -----------          -------
   $14.00 - $28.99           645,998              4.43               $22.42              645,998             $22.42
   $29.00 - $38.99           851,844              6.29                32.62              679,244              31.29
   $39.00 - $41.99           866,556              9.02                39.38              411,271              39.24

Employee Stock Benefit Trust (the Trust): Included in the Consolidated Statement of Financial Condition for 1999 and 1998, respectively, are $58.5 and $64.7 million of common stock held in the Trust. The Trust was established by Arvin to satisfy future obligations arising under existing benefit plans, including stock plans, 401(k) plans, and other employee benefit plans as designated by the Company and to promote employee ownership in Arvin.

NOTE 11 - Shareholders' Rights Plan:

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



Note 12 - Business Segments:

Arvin has two reportable segments: Automotive Original Equipment (OE) and Automotive Replacement (Replacement). The OE segment is comprised of both the Arvin Exhaust and the Arvin Ride and Motion Control operating segments and includes those business units that deal primarily with Original Equipment Manufacturers (OEM's). Business units in the OE segment also provide the OEM's with replacement parts, either as dealer service parts or as part of manufacturers' recall or warranty programs, which typically account for a small percent of OE segment sales. The Replacement segment is comprised of those business units that deal primarily with Replacement customers, including wholesale distributors, retailers, and installers. Revenues in the Replacement segment are primarily derived through the manufacture and sale of exhaust, ride control, and filter products. Sales and operating income from business units whose primary focus is other than the manufacturing of automotive products are reported as Other. Operating income, reported under the management approach, includes the earnings and losses reported by the Company's equity affiliates.


                                                                 1999            1998            1997
                                                                 ----            ----            ----
Net Sales:
Automotive Original Equipment                              $      1,983.9   $     1,693.0   $     1,590.4
Automotive Replacement                                              937.2           685.7           643.4
Other                                                               179.4           120.0           115.2
                                                             ------------    ------------    ------------
  Net sales                                                $      3,100.5   $     2,498.7   $     2,349.0
                                                             ============    ============    ============

                                                                 1999            1998            1997
                                                             ------------    ------------    ------------
Operating Income:
Automotive Original Equipment                              $        112.1   $        93.8    $       89.7
Automotive Replacement                                               80.3            72.3            66.0
Other                                                                16.8             4.6            15.6
 Operating income                                                   209.2           170.7           171.3
Less:  Equity income of affiliates                                  (10.9)           (5.1)           (5.1)
Interest expense                                                    (51.2)          (35.8)          (39.5)
Corporate general and administrative                                (29.4)          (24.3)          (19.0)
Gain on investment                                                   (1.8)            1.7            (9.8)
Other non-operating income/(expense)                                    -             5.5               -
Earnings before income taxes                               $        115.9     $     112.7     $       97.9
                                                             ============    ============    =============

Depreciation and amortization:
Automotive Original Equipment                              $        72.5   $        61.6   $        58.6
Automotive Replacement                                              28.2            16.9            15.0
Other                                                                5.6             5.9             5.8
General Corporate                                                    6.1             6.5             6.2
                                                             ------------    ------------    ------------
 Total depreciation and amortization                       $       112.4   $        90.9   $        85.6
                                                             ============    ============    ============

Equity in net income of investees:
Automotive Original Equipment                              $         8.9   $         4.3   $         3.7
Automotive Replacement                                               2.0              .8             1.4
                                                             ------------    ------------    ------------

 Total equity in net income of investees                   $        10.9   $         5.1   $         5.1
                                                             ============    ============    ============

Investment in equity method investees (1):
Automotive Original Equipment                              $         4.6   $        85.6   $         6.9
Automotive Replacement                                                 -               -             4.2
                                                             ============    ============    ============
  Total investment in equity method investees              $         4.6   $        85.6   $        11.1
                                                             ============    ============    ============

Additions to long-lived assets (2):
Automotive Original Equipment                              $        98.7   $       101.3   $        79.2
Automotive Replacement                                              32.0            16.3            12.6
Other                                                                7.3             3.7             4.5
General Corporate                                                     .9             1.9              .6
                                                             ============    ============    ============
  Total additions to long-lived assets                     $       138.9   $       123.2   $        96.9
                                                             ============    ============    ============

(1) Investment in equity method investees excludes non-cash investments and also excludes equity method investees acquired in connection with the purchase of Purolator.
(2)   Long-lived assets include property, plant, and equipment.

Graphic Table - Bar-graph indicating sales in the United States, Europe and Other, respectively, for the following years, in millions:

1999    $1,881.4, $838.6, and $380.5
1998     $1,374.7, $863.4, and $260.6
1997    $1,263.7, $844.6, and $240.7

Information on the Company's geographic areas is as follows:

                                                                      1999               1998               1997
                                                                      ----               ----               ----
Net sales:
     United States                                              $    1,881.4     $      1,374.7    $       1,263.7
     Europe                                                            838.6              863.4              844.6
     Other                                                             380.5              260.6              240.7
                                                                  -------------      -----------        -------------

        Total net sales                                         $    3,100.5     $      2,498.7    $       2,349.0
                                                                  =============      ============       =============

Long-lived assets (1):
     United States                                              $      449.5     $        342.6    $         285.8
     Europe                                                            180.6              188.7              189.2
     Other                                                              65.4               54.5               26.4
                                                                  -------------      ------------       -------------
       Total long-lived assets                                  $      695.5     $        585.8    $         501.4
                                                                  =============      ============       =============

(1) Long-lived assets include property, plant, and equipment.


Sales to two customers, primarily in the Automotive Original Equipment segment, exceeded 10 percent of total net sales in 1999, 1998, and 1997. Sales to those customers were as follows:

                                      1999                           1998                           1997
                           ---------------------------    ---------------------------    ----------------------------
                                              % of                          % of                            % of
                                Amount       Sales           Amount         Sales           Amount          Sales
                              ----------    ----------      ---------     ---------      -----------     -----------
Ford                       $      562.5         18.1%    $      480.5         19.2%   $       432.1           18.4%
General Motors                    341.9         11.0%           288.6         11.6%           295.8           12.6%
                              ==========    ==========      ==========    ==========     ===========     ===========
                           $      904.4         29.1%    $      769.1         30.8%   $       727.9           31.0%
                              ==========    ==========      ==========    ==========     ===========     ===========



NOTE 13 - IMPACT OF NEW ACCOUNTING STANDARDS:

Arvin adopted the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," as of January 4, 1999. This statement requires costs of start-up activities to be expensed as incurred. The statement further requires that capitalized costs related to start-up activities be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Accordingly, the Company's 1999 results include a cumulative effect of a change in accounting principle for the write-off of $.5 million, net of taxes, of previously capitalized costs related to start-up activities.

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement
No. 133--an Amendment of FASB Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133 by one year to fiscal years beginning after June 15, 2000. Accordingly, the Company plans to adopt Statement No. 133 at the beginning of fiscal year 2001. Implementation of this statement is not expected to have a material impact on the Company's results of operations.

In September 1999, the Emerging Issues Task Force (EITF) reached a consensus for Issue 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements." The provisions of this abstract are effective for design and development costs incurred after December 31, 1999. Accordingly, the Company plans to adopt the provisions of this abstract at the beginning of fiscal year 2000. The Company is currently reviewing its accounting treatment for pre-production costs and does not expect the effect of this change in accounting principle to exceed $3 million, net of tax.

                        Report of Independent Accountants



To the Shareholders and Board of Directors of Arvin Industries, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Arvin Industries, Inc. and its subsidiaries at January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PricewaterhouseCoopers LLP
Indianapolis, Indiana
January 28, 2000

Arvin Industries, Inc.
Schedule II
Valuation and Qualifying Accounts
(Dollars in millions)





                                          Balance at         Additions        Charged to Other      Deductions      Balance
                                         Beginning Of        Charge to            Accounts             From         at End of
             Description                     Year             Expense                                Reserves          Year
---------------------------------------  --------------  -----------------  -------------------  ----------------  -----------
Year ended January 2, 2000
--------------------------
Allowance for doubtful
  accounts                             $           8.1  $         1.1     $         4.0 (4)(1)   $       1.9(2)   $       11.3
Accumulated amortization
  of goodwill                          $          42.5  $         7.7     $         (.9)(1)      $       ---      $       49.3
Valuation allowance for
  deferred tax assets                  $          10.3  $         1.0     $          .2 (2)      $       4.7(3)   $        6.8

Year ended January 3, 1999
--------------------------
Allowance for doubtful
  accounts                             $           5.6  $         2.4     $          .8          $        .7      $        8.1
Accumulated amortization of
  goodwill                             $          36.5  $         5.5     $          .5 (1)      $       ---      $       42.5
Valuation allowance for
  deferred tax assets                  $          13.0  $         1.2(1)  $         ---          $       3.9      $       10.3

Year ended December 28, 1997
----------------------------
Allowance for doubtful
  accounts                             $           6.7  $          .5     $          .8 (4)(1)   $       2.4(2)   $        5.6
Accumulated amortization of
  goodwill                             $          32.3  $         5.9     $        (1.7)(1)      $       ---      $       36.5
Valuation allowance for
  deferred tax assets                  $          16.0  $          ---    $         5.7 (4)(1)   $       8.7(3)   $       13.0



(1) Includes translation adjustment.
(2) Includes accounts charged off, net of recoveries and reclassification of reserves.
(3) Principally the utilization of capital loss carryforwards.
(4) Result of acquisitions.

QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in millions, except per share amounts)

                                             1st Quarter             2nd Quarter              3rd Quarter            4th Quarter
                                        -----------------------  ---------------------   ----------------------  ------------------
                                           1999       1998        1999        1998         1999        1998        1999       1998
                                           ----       ----        ----        ----         ----        ----        ----       ----
Net sales                             $     738.4  $   593.4  $    839.3  $    643.3   $   744.4   $    573.8  $    778.4  $   688.2

Gross profit                                 96.8       80.9       128.1       104.6       101.5         83.6        97.8      101.1

Earnings:
  Before cumulative effect of
    accounting change                        18.4       13.5        32.4        27.7        20.1         16.8        20.7       20.4
  Net                                        17.9       13.5        32.4        27.7        20.1         16.8        20.7       20.4

Earnings per share:

   Basic
   -----
   Before cumulative effect of
     accounting change               $        .76  $     .57  $     1.34  $     1.16   $     .83   $      .70  $      .85  $     .85
   Net                                        .74        .57        1.34        1.16         .83          .70         .85        .85

   Diluted
   -------
   Before cumulative effect of
     accounting change                        .75        .56        1.32        1.14         .82          .69         .85        .83
   Net                                        .73        .56        1.32        1.14         .82          .69         .85        .83





Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

Information regarding Directors of the Registrant is contained in the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 11, 2000, under the captions "Election of Directors" and "Compliance with Forms 3, 4 and 5 Reporting Requirements", and is incorporated herein by reference.

Item 11. Executive Compensation
-------------------------------

This information is contained in the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 11, 2000 under the caption "Executive Compensation" (exclusive of the portion under the subcaption "Report of the Human Resources Committee on Executive Compensation") and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

This information is contained in the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 11, 2000 under the captions "Certain Beneficial Owners" and "Election of Directors" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

None

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

(a) (1) Financial Statements
----------------------------
The following financial statements are filed as part of this report. See Index to Consolidated Financial Statements in Item 8.

    Consolidated Statement of Operations for each of the three years in the period ended January 2, 2000

    Consolidated Statement of Financial Condition at
       January 2, 2000 and January 3, 1999

    Consolidated Statement of Shareholders' Equity for each of the three years in the period ended January 2, 2000

    Consolidated Statement of Cash Flows for each of the three years in the period ended January 2, 2000

    Notes to Consolidated Financial Statements

    Report of Independent Accountants

(a) (2) Financial Statement Schedule
------------------------------------

Financial Statement Schedule:
    For each of the three years in the period ended January 2, 2000 II Valuation and Qualifying Accounts

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

 4(A)  Indenture dated as of                    Registration Statement
       March 1, 1987 relating                    No.33-10941 as Exhibit 4
       to $200 million aggregate
       principal amount debt
       securities

 4(B)  Indenture dated July 3, 1990             Registration Statement
       relating to Debt Securities               No.33-34818 as Exhibit 4(a)
       of Arvin Overseas Finance B.V.,
       unconditionally guaranteed by
       Arvin Industries, Inc.

 4(C)  Indenture dated July 3, 1990 relating    Registration Statement
       to Senior Debt                            No.33-53087 as Exhibit 4-4
       Securities.

 4(D)  Rights Agreement, as amended             Form 8-K dated May 10, 1996
                                                Form 8-K dated June 16, 1986
                                                Form 8-K dated February 28, 1989
                                                Form 10-Q for the third quarter
                                                ended 10-2-94 as Exhibit 4

 4(E)  Amended and Restated Declaration         Form 8-K dated February 10, 1997
       of Trust dated as of January 28, 1997    as Exhibit 4.3
       relating to 9.5 percent Capital
       Securities of Arvin Capital I,
       guaranteed by Arvin Industries, Inc.

 4(F)  Indenture dated as of January 28, 1997   Registration Statement
       relating to 9.5 percent Junior            No. 333-18521 as Exhibit 4.4
       Subordinated Deferrable Interest
       Debentures due 2027, held by Arvin
       Capital I

 4(G)  First Supplemental Indenture dated as    Form 8-K dated February 10, 1997
       of January 28, 1997 relating to          as Exhibit 4.5
       9.5 percent Junior Subordinated
       Deferrable Interest Debentures due
       2027, held by Arvin Capital I

 4(H)  Capital Securities Guarantee             Registration Statement
       Agreement dated as of                     No. 333-18521 as Exhibit 4.7
       January 28, 1997 relating to the
       9.5 percent Capital Securities of
       Arvin Capital I, guaranteed by Arvin
       Industries, Inc.

10(A)* 1998 Stock Benefit Plan                  1998 Form 10-K as Exhibit 10(A)

10(B)* Management Incentive Plans               1998 Form 10-K as Exhibit 10(B)

10(C)* Employment Agreement with                1998 Form 10-K as Exhibit 10(C)
       V. William Hunt dated May 1, 1998

10(D)* Unfunded Deferred Compensation           1982 Form 10-K as Exhibit 10(D)
       Plan for Directors

10(E)* 1988 Arvin Industries, Inc. Stock        1991 Form 10-K as Exhibit 10(E)
       Benefit Plan                             Form 10-Q/A for the quarter
       -Amendments                              ended July 4, 1993 as
                                                Exhibit 10(E)

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

       Common Stock Purchase Agreement
       dated December 15, 1998 relating to
       The Arvin Industries, Inc. Employee
       Stock Benefit Trust.

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

99     Forward-Looking Statements               1998 Form 10-K as Exhibit 99

*  This exhibit is a management contract or compensatory plan or arrangement.




(b) Reports on Form 8-K

None.

                                   Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                 Arvin Industries, Inc.




                                    by: /s/ Larry D. Blair
                                 --------------------------------------------

                                 Larry D. Blair
                                 Vice President-Finance & Administration




                                    by: /s/ William M. Lowe, Jr.
                                 --------------------------------------------

                                 William M. Lowe, Jr.
                                 Vice President-Financial Operations
                                 (Chief Accounting Officer)



Date:  March 15, 2000

The signatures that follow constitute a majority of the Board of Directors of the Registrant.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ V. William Hunt                                 March 15, 2000
-----------------------------------------           ---------------------------
V. William Hunt
Chairman and Chief Executive Officer

/s/ Joseph P. Allen                                 March 15, 2000
-----------------------------------------           ---------------------------
Joseph P. Allen
Director

/s/ Steven C. Beering                               March 15, 2000
-----------------------------------------           ---------------------------
Steven C. Beering
Director

                                                    March 15, 2000
-----------------------------------------           ---------------------------
Joseph P. Flannery
Director

/s/ Robert E. Fowler, Jr.                           March 15, 2000
-----------------------------------------           ---------------------------
Robert E. Fowler, Jr.
Director

/s/ William D. George, Jr.                          March 15, 2000
-----------------------------------------           ---------------------------
William D. George, Jr.
Director

/s/ Ivan W. Gorr                                    March 15, 2000
-----------------------------------------           ---------------------------
Ivan W. Gorr
Director

/s/ Richard W. Hanselman                            March 15, 2000
-----------------------------------------           ---------------------------
Richard W. Hanselman
Director

/s/ Don J. Kacek                                    March 15, 2000
------------------------------------------          ---------------------------
Don J. Kacek
Director

/s/ James E. Perrella                               March 15, 2000
-----------------------------------------           ---------------------------
James E. Perrella
Director

/s/ Richard A. Smith                                March 15, 2000
-----------------------------------------           ---------------------------
Richard A. Smith
Director

/s/ Arthur R. Velasquez                             March 15, 2000
-----------------------------------------           ---------------------------
Arthur R. Velasquez
Director

/s/ Carolyn Y. Woo                                  March 15, 2000
-----------------------------------------           ---------------------------
Carolyn Y. Woo
Director

Exhibit 11
                             Arvin Industries, Inc.
                             ----------------------
          Computation of Earnings Per Share of Common Stock (Unaudited)
          -------------------------------------------------------------
                 (amounts in millions except per share amounts)
                 ----------------------------------------------

                                                                                                 1999        1998        1997
                                                                                               ---------   ---------    --------
Income from continuing operations                                                           $     91.6    $   78.4   $    65.0
Income from discontinued operations, net of tax                                                      -           -         1.6
Cumulative effect of accounting change                                                             (.5)          -           -
                                                                                              ---------    --------    --------

Net income to common stock                                                                  $     91.1    $   78.4   $    66.6
                                                                                              =========   =========    ========

Basic Earnings Per Share:
-------------------------
Average common shares outstanding                                                                 24.3        23.8        23.0
                                                                                              =========   =========    ========

Earnings per average share of common stock:
Continuing operations                                                                       $     3.77    $   3.29   $    2.83
Discontinued operations                                                                              -           -         .07
Cumulative effect of accounting change                                                            (.02)          -           -
                                                                                               ---------    --------    --------
                                                                                            $     3.75    $   3.29   $    2.90
                                                                                              =========   =========    ========
Diluted Earnings Per Share:
---------------------------

Average shares of common stock outstanding                                                        24.3        23.8        23.0
Incremental common shares applicable to common stock options based
  on the average market price during the period                                                     .2          .4          .4
                                                                                              ---------   ---------    --------
Average common shares assuming maximum dilution                                                   24.5        24.2        23.4
                                                                                              =========   =========    ========

Earnings per average share assuming maximum dilution:
Continuing operations                                                                       $     3.74    $   3.23   $    2.78
Discontinued operations                                                                              -           -         .07
Cumulative effect of accounting change                                                            (.02)          -           -
                                                                                              ---------   ---------    --------

                                                                                            $     3.72   $    3.23   $    2.85
                                                                                              =========   =========    ========

Exhibit 12

Computation of Ratio of Earnings to Fixed Charges (Unaudited)

------------------------------------------ ---- --------- --- --------- -- --------- -- ---------- --- ----------
(Dollars in millions)                              1999          1998         1997         1996           1995
------------------------------------------ ---- --------- --- --------- -- --------- -- ---------- --- ----------
Profit before tax                          $      115.9  $      112.7  $      97.9  $      64.1     $     29.4
Income (loss) of 50% owned
  subsidiaries                                      6.6           3.6          2.9          1.3            (.8)
Dividends received from less
  than 50% owned subsidiaries                        .6           2.3          1.2          2.7            2.6

Interest expense                                   52.4          38.4         42.6         45.4           44.9
25% of rent expense                                 7.8           4.6          4.1          3.9            3.9
                                                ---------     ---------    ---------    ----------     ----------
  Total fixed charges                              60.2          43.0         46.7         49.3           48.8
Pre-tax earnings required to
  cover preferred dividends                           -             -            -            -              -
                                                ---------     ---------    ---------    ----------     ----------
Total fixed charges and
  preferred dividends                              60.2          43.0         46.7         49.3           48.8
                                                =========     =========    =========    ==========     ==========


Earnings before income taxes
  and fixed charges                        $      183.3  $      161.6  $     148.7  $     117.4     $     80.0
                                                =========     =========    =========    ==========     ==========

Ratio of earnings to fixed
  charges                                           3.0           3.7          3.2          2.4            1.6

Ratio of earnings to fixed
  charges and preferred
  dividends                                         3.0           3.7          3.2          2.4            1.6


Note         1: For purposes of calculating the ratio of earnings to fixed charges, "earnings" consist of earnings from continuing operations before income taxes, adjusted for the portion of fixed charges deducted from such earnings. "Fixed charges" consist of interest on all indebtedness (including capital lease obligations, capital securities and capitalized interest), amortization of debt expense and the percentage of rental expense on operating leases deemed representative of the interest factor.
Note 2:      The ratios of earnings to fixed charges, before the restructuring and special charges for 1995 was 1.9.

Exhibit 21
Subsidiaries of Arvin Industries, Inc.

Set forth below are the names of certain subsidiaries that are controlled by the Company, directly or indirectly, and are included in the consolidated financial statements of the Company and its subsidiaries in the Company's Annual Report on Form 10-K for the year ended January 2, 2000. Certain subsidiaries, which when considered in the aggregate would not constitute a significant subsidiary, are omitted from the list below.

                                                                    State or Other Jurisdiction of
Company Name                                                        Incorporation
------------                                                        -------------
Maremont Corporation                                                Delaware
Maremont Exhaust Products, Inc.                                     Delaware
Gabriel Ride Control Products, Inc.                                 Delaware
Arvin International Holdings, Inc.                                  Delaware
Purolator Products Company                                          Delaware
Purolator Products NA, Inc.                                         Delaware
Arvin-Kayaba, LLC                                                   Indiana
Roll Coater, Inc.                                                   Indiana
Arvin Technologies, Inc.                                            Michigan
AVM, Inc.                                                           South Carolina
Arvin Canada Holding, Ltd.                                          Canada
Arvin Ride Control Products, Inc.                                   Canada
Arvin Exhaust B.V.                                                  The Netherlands
Arvin International Holland B.V.                                    The Netherlands
Arvin Exhaust S.A.                                                  France
Arvin France S.A.                                                   France
Arvin Replacement Products S.A.                                     France
Arvin Exhaust S.p.A.                                                Italy
Arvin Replacement Products S.p.A.                                   Italy
A.P. Amortiguadores S.A.                                            Spain
Arvin Exhaust S.A.                                                  Spain
Arvin Exhaust Ltd.                                                  United Kingdom
Arvin International U.K. PLC                                        United Kingdom
Arvin Replacement Products, Ltd.                                    United Kingdom
Arvin do Brasil Ltda.                                               Brazil



Exhibit 23

Consent of Independent Accountants






We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (333-78131) and in the Registration Statements on Form S-8 (No. 333-35529, No. 333-35531, No. 333-27081, No. 333-16833,
No. 33-50371, No. 33-21717 and No. 33-40438) of Arvin Industries, Inc. of our report dated January 28, 2000 relating to the financial statements and financial statement schedules, which appears in this Form 10-K.



PricewaterhouseCoopers LLP

Indianapolis, Indiana
March 15, 2000