Form 10-Q
period 2000-04-02
ARVIN INDUSTRIES INC
filed 2000-05-04
CIK 7636

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

Mark one
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended April 2, 2000 or


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

As of April 2, 2000 the Registrant had outstanding 25,645,582 Common Shares (including employee stock benefit trust shares and excluding treasury shares), $2.50 par value.

                                Table of Contents






Part I.  Financial Information                                          Page No.
-------  ---------------------                                          --------

Item 1.  Financial Statements

  Consolidated Statement of Operations for the Three Months Ended
     April 2, 2000 and April 4, 1999                                       3

  Consolidated Statement of Financial Condition at April 2, 2000
     and January 2, 2000                                                   4

  Consolidated Statement of Cash Flows for the Three Months Ended
     April 2, 2000 and April 4, 1999                                       5

  Condensed Notes to Consolidated Financial Statements                     6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       12


Part II. Other Information
--------------------------

Item 6.  Exhibits and Reports on Form 8K                                  13

                         Part I
Item 1:  Financial Statements
                 Arvin Industries, Inc.
          Consolidated Statement of Operations
     (Dollars in millions, except per share amounts)
                        Unaudited

                                                             Three Months Ended
                                                             ------------------
                                                             4/2/00      4/4/99  (1)
                                                             ------      ------  ---
Net Sales                                                 $   858.2  $    738.4
Costs and Expenses:
 Cost of goods sold                                           758.3       648.3
 Selling, operating general
  and administrative                                           49.6        46.7
 Corporate general and administrative                           6.9         8.3
 Interest expense                                              14.1        10.5
 Other expense/(income), net                                    3.8         2.7
                                                              -----       -----
                                                              832.7       716.5
                                                              -----       -----

Earnings Before Income Taxes                                   25.5        21.9
 Income taxes                                                  (9.0)       (6.8)
 Minority share of loss/(income)                                1.0          .4
 Equity income of affiliates                                    2.1         2.9
                                                                ---         ---
Earnings before Cumulative Effect of
  Accounting Change                                            19.6        18.4

Cumulative effect of accounting change,
  net of tax benefits of $.6
  and $.3, respectively                                        (2.0)        (.5)
                                                          ---------  ----------
Net Earnings                                              $    17.6  $     17.9
                                                          =========  ==========

Earnings Per Common Share
  Basic:
    Before cumulative effect of
        accounting change                                 $     .80  $      .76
    Cumulative effect of accounting change                     (.08)       (.02)
                                                          ---------  ----------
        Total Basic                                       $     .72  $      .74
                                                          =========  ==========

  Diluted:
    Before cumulative effect of
        accounting change                                 $     .80  $      .75
    Cumulative effect of accounting change                     (.08)       (.02)
                                                          ---------  ----------
        Total Diluted                                     $     .72  $      .73
                                                          =========  ==========

Average Common Shares Outstanding (000's)
  Basic                                                      24,304      24,151
  Diluted                                                    24,383      24,464

Dividends Declared per Common Share                       $     .22  $      .21

(1) Certain amounts have been reclassified to conform with current year presentation.
See notes to consolidated financial statements.

                        Arvin Industries, Inc.
             Consolidated Statement of Financial Condition
            (Dollars in millions, except per share amounts)
                               Unaudited


                                                              As of           As of
                                                             4/2/00          1/2/00
                                                             ------          ------
Assets
------
Current Assets:
  Cash and cash equivalents                              $     26.3     $      19.8
  Receivables, net of allowances
     of $11.1 and $11.3, respectively                         533.5           441.1
  Inventories                                                 219.9           224.2
  Other current assets                                        126.0           125.2
                                                              -----           -----
    Total current assets                                      905.7           810.3
                                                              -----           -----
Non-Current Assets:
  Property, plant and equipment:
   Land, buildings, machinery & equipment                   1,444.0         1,443.7
    Less: Allowance for depreciation                          763.2           748.2
                                                              -----           -----
                                                              680.8           695.5
  Goodwill, net of accumulated amortization
    of $50.4 and $49.3, respectively                          273.3           270.4
  Investment in affiliates                                    154.5           156.0
  Other assets                                                 70.2            67.8
                                                              -----           -----
     Total non-current assets                               1,178.8         1,189.7
                                                         ----------     -----------
                                                         $  2,084.5     $   2,000.0
                                                         ==========     ===========


Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities:
  Short-term debt                                        $    301.2     $     126.1
  Accounts payable                                            439.8           414.2
  Employee-related costs                                       63.6            65.5
  Accrued expenses                                             80.6           106.8
                                                              -----           -----
    Total current liabilities                                 885.2           712.6
                                                              -----           -----
Long-term debt                                                324.0           411.6
Long-term employee benefits                                    82.9            81.6
Other long-term liabilities                                    62.4            60.2
Minority interest                                              49.4            50.6
Company-obligated mandatorily redeemable preferred
  capital securities of subsidiary trust holding solely
  subordinated debentures of the Company                       89.1            89.1
Shareholders' Equity:
  Common shares ($2.50 par value)                              72.1            68.8
  Capital in excess of par value                              305.5           307.5
  Retained earnings                                           417.0           404.6
  Cumulative translation adjustment                          (103.9)          (89.6)
  Employee stock benefit trust                                (57.2)          (58.5)
  Common shares held in treasury (at cost)                    (42.0)          (38.5)
                                                              -----           -----
    Total shareholders' equity                                591.5           594.3
                                                         ----------     -----------
                                                         $  2,084.5     $   2,000.0
                                                         ==========     ===========

See notes to consolidated financial statements.

                 Arvin Industries, Inc.
          Consolidated Statement of Cash Flows
                  (Dollars in millions)
                        Unaudited


                                                                Three Months Ended
                                                                ------------------
                                                               4/2/00         4/4/99  (1)
                                                               ------         ------  ---
Operating Activities:
 Net earnings                                               $    17.6      $    17.9
 Adjustments to reconcile net earnings to
  net cash used for operating activities:
   Depreciation                                                  28.3           25.8
   Amortization                                                   2.3            1.7
   Minority interest                                             (1.0)           (.4)
   Gain on sale of investment                                       -           (7.3)
   Change in deferred income tax benefit, net                    (1.2)           (.6)
   Other                                                          6.7            1.3
   Changes in operating assets and liabilities:
     Receivables                                                (99.4)         (89.2)
     Inventories and other current assets                         2.8          (17.0)
     Accounts payable and other accrued expenses                  2.4          (14.4)
     Income taxes payable                                          .2             .9
                                                                -----          -----
         Net Cash Used for Operating Activities                 (41.3)         (81.3)
                                                                -----          -----

Investing Activities:
   Purchase of property, plant and equipment                    (23.1)         (24.1)
   Proceeds from sale of property, plant and equipment            1.2             .7
   Proceeds from sale of investment                                 -           12.4
   Investments in affiliates                                     (1.6)          (2.1)
   Business acquisitions, net of cash acquired                   (7.4)        (267.0)
   Other                                                           .1            4.8
                                                                -----         ------
         Net Cash Used for Investing Activities                 (30.8)        (275.3)
                                                                -----         ------

Financing Activities:
   Change in short-term debt, net                                91.4          134.7
   Proceeds from long-term financings                              .4          152.5
   Principal payments on long-term financings                    (3.3)          (2.0)
   Dividends paid                                                (5.3)          (5.1)
   Stock repurchase                                              (3.5)             -
   Other                                                          (.8)           (.6)
                                                                 ----          -----
         Net Cash Provided by Financing Activities               78.9          279.5
                                                                 ----          -----

Cash and Cash Equivalents:
   Effect of exchange rate changes on cash                        (.3)          (1.1)
                                                                 ----          -----
   Net increase/(decrease)                                        6.5          (78.2)
   Beginning of the year                                         19.8          107.0
                                                            ---------      ---------
         End of the period                                  $    26.3      $    28.8
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

The results of operations for the three months ended April 2, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

Note 2. Basic earnings per share are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share are based on the weighted- average number of common and common equivalent shares (principally stock option related) outstanding during the period.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings:

                (Shares in 000's)                           First Quarter
                                                      --------------------------
                                                         2000           1999
                                                      ------------   -----------
Denominator for basic earnings
per share - weighted-average shares                        24,304         24,151

Effect of dilutive securities                                  79            313
                                                      ------------   -----------

Denominator for diluted earnings
per share - adjusted weighted-average
shares and assumed conversions                             24,383         24,464
                                                      ============   ===========


Note 3. Revenue is recognized when products are shipped to the customer. Estimated warranty costs, sales returns, and other allowances are accrued at the time of shipment.

Note 4. The Company and its consolidated subsidiaries are defending various environmental claims and legal actions that arise in the normal course of business or from previously owned businesses. Where reasonable estimates of environmental liabilities are possible, Arvin has provided for the undiscounted costs of study, cleanup, remediation, and certain other costs, taking into account, as applicable, available information regarding site conditions, potential cleanup methods and the extent to which other parties can be expected to bear those costs. Management regularly reviews pending environmental and legal proceedings with its legal counsel and adjusts its accruals to reflect the current best estimate of its exposure. Where no best estimate is determinable, the Company has accrued for the minimum amount of the most probable range of its liability. Given the inherent uncertainties in evaluating legal and environmental exposures, actual costs to be incurred in future periods may vary from the currently recorded estimates. Arvin expects that any sum it may be required to pay in connection with legal and environmental matters in excess of the amounts recorded will not have a material adverse effect on its results of operations, cash flows or financial condition.

Note 5. On February 18, 2000 Arvin acquired certain assets pertaining to a gas spring product line from R & B, Inc. The purchase price, subject to adjustment, was $7.4 million. Included in the purchased assets are intangible assets, primarily a non-compete agreement, totaling $4.0 million, which will be amortized over a five-year period. Additional consideration of $1.5 million is payable in one year based upon customer retention and sales volume. This acquisition was accounted for under the purchase method and the results of the acquired product line are included in the consolidated financial statements as of the date of acquisition.

Note 6. In September 1999, the Emerging Issues Task Force (EITF) reached a consensus for Issue 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements." Arvin adopted the provisions of this abstract as of January 3, 2000 and recorded a charge of $2.0 million, net of taxes, related to customer-owned tooling. This expense was reported as a cumulative effect of a change in accounting principle for the first quarter of 2000.

In accordance with EITF 99-5, design and development costs for customer-owned tooling are expensed as incurred, if the customer is not contractually obligated to reimburse Arvin's costs. If, however, the customer is contractually obligated to reimburse Arvin for design and development costs and tools, dies, and molds ("customer-owned tooling"), such costs are recorded as an asset until Arvin is reimbursed by the customer. Tools, dies, and molds owned by Arvin are generally capitalized and depreciated over the expected life of the asset (generally three to five years). Included in the Consolidated Statement of Financial Position are assets of $23.4 and $24.5 million as of April 2, 2000 and January 2, 2000, respectively, for unbilled customer-owned tooling costs that will be reimbursed. Also included are fixed assets with a net book value of $8.2 and $9.3 million as of April 2, 2000 and January 2, 2000, respectively, for tooling owned by Arvin.

Note 7. Comprehensive income/(loss) for the first quarter in 2000 and 1999 of $3.3 and $(17.4) million, respectively, includes reported net income adjusted by the non-cash effect of changes in the cumulative translation adjustment.

Note 8. The reconciliation of segment profit to the Company's consolidated earnings before income taxes is as follows:

Segment Information                                       For the Three
(Dollars in millions)                                     Months Ended
                                                  ------------------------------
                                                     4/2/00           4/4/99
                                                  -------------    -------------
Net Sales:
Automotive Original Equipment                    $    574.9        $   495.7
Automotive Replacement                                238.0            202.8
Other                                                  45.3             39.9
                                                 -------------     -------------
  Net sales                                      $    858.2        $    738.4
                                                 =============     =============

Operating Income:
Automotive Original Equipment                    $     36.4        $     30.0
Automotive Replacement                                 11.5              14.0
Other                                                   1.9               1.9
                                                 -------------     -------------
 Operating income                                      49.8              45.9
Less:  Equity income of affiliates                     (2.1)             (2.9)
Interest expense                                      (14.1)            (10.5)
Corporate general and administrative                   (6.9)             (8.3)
Other non-operating income/(expense)                   (1.2)             (2.3)
                                                 -------------     -------------
     Earnings before income taxes                $     25.5        $     21.9
                                                 =============     =============

Note 9. On April 6, 2000 Arvin announced its intent to combine its operations with those of Meritor Automotive, Inc. in a strategic merger of equals. The merger is subject to shareholder and regulatory approvals. It is anticipated that the transaction will close on July 31, 2000 and it will be accounted for utilizing the "purchase method" under Generally Accepted Accounting Principles with Meritor being deemed the acquirer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Financial Review
(Dollars in millions, except per share amounts)

Overview

Net sales for the first quarter of 2000 increased by 16 percent to a record $858.2 million compared to sales of $738.4 million for the first quarter of 1999. Sales growth was achieved as a result of new product program additions and strength in the original equipment market. Earnings before cumulative effect of accounting change increased by seven percent to $19.6 million, or $.80 per diluted share, compared to earnings of $18.4 million, or $.76 per diluted share for the first quarter of 1999.

Results of Operations
                                                         First Quarter
                                                -------------------------------
                                                      2000           1999
                                                  ------------   ------------
Net Sales:
Automotive original equipment                   $    574.9       $  495.7
Automotive replacement                               238.0          202.8
Other                                                 45.3           39.9
                                                  ------------   ------------
  Net sales                                     $    858.2       $  738.4
                                                  ============   ============

Operating Income *
Automotive original equipment                   $     36.4       $   30.0
Automotive replacement                                11.5           14.0
Other                                                  1.9            1.9
                                                  ------------   ------------
 Operating income                               $     49.8       $   45.9
                                                  ============   ============

* Operating income reflects: (1) income from consolidated operations prior to Corporate expenses, interest, and other non-operational items, and (2) Arvin's share of net income from unconsolidated subsidiaries.

Automotive Original Equipment (OE): OE sales increased by $79.2 million or 16 percent. An increase in sales of products purchased from others and integrated into systems sold by Arvin (commonly referred to as "system integration sales") contributed $23.8 million of Arvin's top line growth. Selective price concessions averaged one percent of total sales. U.S. and Canadian sales, which accounted for nearly 67 percent of this segment's sales in the first quarter of 2000, increased by 18 percent. Excluding the impact of increased system integration sales, the increase in U.S. and Canadian sales was 14 percent. This increase was primarily a result of higher volumes and a stronger product mix in the OE exhaust market. Light vehicle production in the U.S. and Canada increased by four percent. Latin American operations reported a $14 million or 73 percent sales increase, primarily due to increase volumes. On a constant dollar basis, OE sales in Europe grew by almost 14 percent. This increase was attributable to strong demand in both the European exhaust and ride control markets. Volume gains in Europe were primarily from new business and increased system integration sales. New car registrations in Western Europe improved by four percent.

OE operating profit increased by $6.4 million or 21 percent. Included in first quarter 1999 operating profit is a gain of $7.3 million for the sale of the Company's equity interest in a Latin American shock absorber affiliate and an expense of $3.2 million for a voluntary early retirement program. Excluding these two non-recurring items, OE operating profit increased by $10.5 million or 41 percent. Volume gains of $19.5 million, primarily in the U.S. and Canadian OE exhaust market, outpaced selective price concessions and increased labor costs totaling $10.1 million. A favorable product mix of $3.4 million was partially offset by a number of other small cost increases.

Excluding non-recurring items discussed above, OE operating margins were 6.3 and
5.2 percent for the first quarter of 2000 and 1999, respectively. These margins were adversely affected by the increase of OE system integration sales, which typically have very low margins. Excluding non-recurring items as well as the negative impact of system integration sales, OE operating margins for the first quarter of 2000 and 1999 were 7.5 and 6.1 percent, respectively.

Automotive Replacement (Replacement): Replacement sales increased by $35.2 million or 17 percent. Excluding the increase of sales resulting from Arvin's acquisition of Purolator Products in February 1999, Replacement sales decreased by eight percent. Volume was $7.7 million lower as a result of recent consolidations of automotive parts customers. Despite reduced volumes, Arvin believes that it continues to gain market share. Replacement sales were further reduced by an unfavorable product mix of $5.1 million. The strong U.S. dollar had a minor effect on the translation of Replacement sales. Selling price changes had essentially no effect on sales.

Replacement operating profit decreased by $2.5 million or 18 percent. Included in first quarter 1999 operating profit is an expense of $3.2 million for a voluntary early retirement program. Excluding the effect of this non-recurring item and the effect of the Purolator acquisition, operating profit declined $9.7 million. The aforementioned volume reductions accounted for $6.0 million of the decline. The remainder of the fluctuation resulted from an unfavorable product mix, asset productivity declines, and increased costs to obtain new business.

Other: Other sales increased by $5.4 million or 14 percent. The acquisition of WorldSource Coil Coating, Inc. in January 1999 accounted for approximately 55 percent of the increase. Other incremental volume was primarily responsible for the remainder of the change. Other operating profit was essentially flat.

Corporate General and Administrative expenses decreased by $1.4 million. A $1.1 million increase in professional service cost was more than offset by lower compensation expense.

Interest Expense increased 34 percent as a result of additional interest-bearing obligations issued in March 1999 in connection with the acquisition of Purolator.

Other expense, net increased by $1.1 million. Two offsetting non-recurring items were reported within the first quarter of 1999 as follows: 1) a pre-tax gain of $7.3 million for the sale of an investment in a Mexican shock absorber affiliate, and 2) a pre-tax charge of $7.1 million for a voluntary early retirement program for certain North American employees. The remainder of the fluctuation was due to a number of small expense increases.

Income Taxes: The effective tax rates for the first quarter of 2000 and 1999 were 35.3 and 31.1 percent, respectively. The lower rate for 1999 reflects the utilization of an available capital loss carryforward. Excluding the capital loss carryforward benefit, the effective tax rate for the first quarter of 1999 was 35.6 percent.

Minority interest in net income of consolidated subsidiaries decreased by $.6 million due to lower earnings from the Company's 75 percent owned Spanish OE Ride Control subsidiary.

Equity income of affiliates decreased by $.8 million primarily as a result of the Company's sale of its investment in a Latin American shock absorber affiliate in the first quarter of 1999.

Cumulative effect of accounting change in the first quarter of 2000 reflects Arvin's adoption of the provisions of Issue 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements", an abstract from the Emerging Issues Task Force (EITF). The cumulative effect of accounting change in the first quarter of 1999 reflects Arvin's adoption of the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."

Financial Condition

Key elements of the Consolidated Statement of Cash Flows for the first three months of 2000 and 1999 were as follows:
                                               2000         1999
                                               ----         ----
Net Cash Used for Operating Activities        (41.3)        (81.3)
Net Cash Used for Investing Activities        (30.8)       (275.3)
Net Cash Provided by Financing Activities      78.9         279.5

Operating cash flows of $(41.3) million improved from prior year levels due to a 25 percent increase in cash flows from operating earnings and a 21 percent decrease in cash used for changes in net operating assets.

Investing cash flows include $23.1 and $24.1 million for the purchase of property, plant and equipment for the first quarters of 2000 and 1999, respectively. The Company expects increased levels of capital expenditures in 2000 to support new business requirements and process improvements. In the first quarter of 2000, the Company purchased a gas spring product line from R & B, Inc., resulting in a cash outflow of $7.4 million (see Note 5 to the Consolidated Financial Statements). Investing cash flows for the first quarter of 1999 include $267.0 million paid for the purchase of Purolator, net of cash acquired. Investing cash flows for the first quarter of 1999 also include proceeds of $12.4 million from the sale of the Company's investment in a Latin American shock absorber affiliate.

Financing cash flows in the first quarter of 2000 include a $91.4 million increase in short-term debt. This increase represents incremental borrowings on bank revolving credit facilities to finance seasonal increases in the Company's borrowing needs. Financing cash flows in the first quarter of 2000 also include an outflow of $3.5 million for the repurchase of Arvin common stock under a share repurchase program initiated in February 2000. Financing cash flows in the first quarter of 1999 include changes in the Company's debt structure related to the Purolator acquisition. The change in short-term debt includes borrowings on a bank revolving credit facility in the amount of $125.0 million. Also, the proceeds from long-term financings reflect the issuance of $150.0 million 7 1/8 percent notes due in 2009, which were used to repay a portion of short-term debt incurred with the acquisition of Purolator. Finally, financing cash flows include Arvin's quarterly dividend to shareholders, which was increased from 21 cents to 22 cents in the fourth quarter of 1999.

On April 6, 2000 Arvin announced its intent to combine its operations with those of Meritor Automotive, Inc. in a strategic merger of equals. The new company will be called ArvinMeritor, Inc. Under the terms of the merger agreement, which has been approved by both boards of directors, Arvin shareholders will receive one share of ArvinMeritor common stock plus $2.00 of cash consideration for each share of Arvin common stock. Meritor shareholders will receive .75 shares of ArvinMeritor common stock for each share of Meritor common stock. Meritor shareholders will own approximately 65.8 percent and Arvin shareholders will own approximately 34.2 percent of the combined company's shares.

In connection with the merger, each company granted the other an option on up to
19.9 percent of its outstanding shares exercisable in certain circumstances.

The merger is subject to shareholder and regulatory approvals. It is anticipated that the transaction will close on July 31, 2000. ArvinMeritor expects to pay a quarterly cash dividend of $.22 per share, which is consistent with the current Arvin policy.

Capital Resources: Based on the Company's projected cash flow from operations and existing investments and financing credit facility arrangements, management believes that sufficient liquidity is available to meet anticipated operating, capital, and dividend requirements over the next 12 months.

Interest Rate Risk Management: Arvin relies significantly on long-term fixed-rate debt in its capital structure. During the first quarter of 2000, however, short-term debt increased by $175.1 million from year-end 1999. This increase was due in part to normal seasonal working capital needs, which increased short-term debt by approximately $90 million. In addition, $85 million of long-term debt due in February of 2001 was reclassified into current maturities of long-term debt during the first quarter of 2000.

Under Arvin's current capital structure, if interest rates rise immediately by a 10 percent increment across the entire yield curve, Arvin's interest expense will increase, and thus pre-tax earnings will decrease, by approximately $1.4 million over a one-year period.

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

Certain information and statements included or implied are forward looking and involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these statements. These forward-looking statements are identified by their use of terms and phrases such as "expected," "expect," "should," "plans," "estimated earnings," "anticipate," "believe," and "intend." Information about potential factors identified by the Company, which would affect the actual financial results, are included in the Company's Form 10-K for the year ended January 2, 2000.


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

                                     Part II


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

a.  Exhibits
------------
27  Financial Data Schedule                       filed herewith as Exhibit 27


b.  Reports Filed on Form 8-K
-----------------------------

Current report on Form 8-K dated April 14, 2000
-----------------------------------------------
Items 5 & 7 reported
--------------------
On April 6, 2000, the Registrant entered into an Agreement and Plan of Reorganization ("Merger Agreement") with Meritor Automotive, Inc. The Merger Agreement provides for, among other things: (a) the merger of Meritor with and into Newco (the "First Step Merger"), to be immediately followed by (b) the merger of the Registrant with and into Newco (the "Second Step Merger", and with the First Step Merger, the "Merger"). The Merger Agreement was attached to the above-mentioned Form 8-K as Exhibit 2.1.

In connection with the Merger Agreement, the Registrant and Meritor also entered into cross stock option agreements, each dated April 6, 2000. The stock option agreements were attached to the above-mentioned Form 8-K as Exhibits 2.2 and 2.3.

The Registrant and Meritor issued a joint press release on April 6, 2000 to announce the execution of the Merger Agreement. The press release was attached to the above-mentioned Form 8-K as Exhibit 99.1.

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





                             Arvin Industries, Inc.




                             --------------------------------------------

                             Larry D. Blair
                             Vice President-Finance & Administration




                             --------------------------------------------

                             William M. Lowe, Jr.
                             Vice President - Financial Operations
                             (Chief Accounting Officer)



Date:  May 4, 2000